Form 10QSB
period 2007-06-18
BBN Global Consulting, Inc
filed 2007-06-18
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended April 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-140306

BBN GLOBAL CONSULTING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2356853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Dr. S. Craig Barton BBN Global Consulting, Inc. PO Box 1442 Renton, WA 77057-1442 (Address of principal executive offices)

281-797-0578
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒*  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of June 14, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-140306) was declared effective on March 30, 2007

BBN GLOBAL CONSULTING, INC.

BBN GLOBAL CONSULTING, INC.

Balance Sheet

April 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,985
Accounts receivable	84,000
Prepaid expenses	3,200
Total Current Assets	90,185

EQUIPMENT

Computer equipment	6,058
Accumulated depreciation	(2,020)
Net	4,038

TOTAL ASSETS	$94,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Loan from President	$5,551
Unearned income	46,731
Accrued expenses	45,053
Total Current Liabilities	97,335

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	4,491
Accumulated deficit	(17,603)
Total Stockholders’ Deficit	(3,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,223

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Three Months Ended April 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$16,269	$-

Cost of revenue	18,593	8,249

Gross loss	(2,324)	(8,249)

General and administrative	8,398	170

Loss before income taxes	(10,722)	(8,419)

Income tax benefit	-	2,947

Net loss	$(10,722)	$(5,472)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,100,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Six Months Ended April 30, 2007 and 2006

(Unaudited)

	2007	2006

Revenue	$41,269	$93,500

Cost of revenue	34,593	67,106

Gross profit	6,676	26,394

General and administrative	16,787	5,533

Income (loss) before income taxes	(10,111)	20,861

Income taxes	-	7,301

Net income (loss)	$(10,111)	$13,560

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	9,716,575	9,100,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

For the Six Months Ended April 30, 2007 and 2006

Statements of Cash Flows

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,111)	$13,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,010	-
Changes in net operating assets	(2,216)	7,665
Net Cash Provided By (Used in) Operating Activities	(11,317)	21,225

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from President	5,551	-
Sale of shares	900	-
Net Cash Provided By Financing Activities	6,451	-

NET INCREASE (DECREASE) IN CASH	(4,866)	21,225

CASH AT BEGINNING OF PERIOD	7,851	-
CASH AT END OF PERIOD	$2,985	$21,225

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to the Financial Statements

April 30, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended April 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation of the financial position, results of operations and cash flows.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2, which was declared effective on March 30, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - STOCKHOLDERS’ EQUITY

In December 2006, the Company sold 900,000 shares of its common stock to 37 shareholders for $900 in cash.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2007, the Company has net capital and working capital deficits, limited financial resources, has not established a source of equity or debt financing, and has a limited number of engagements in its backlog where the amounts to be earned are fully determinable and realizable. The Company is aggressively seeking profitable engagements through the business contacts and associates of its president and is minimizing all operating expenses.  While the Company believes in the viability of its strategy to obtain new consulting engagements there can be no assurances to that it will be successful in those efforts.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – CONCENTRATION OF RISK

All of the Company’s revenues for the six months ended April 31, 2007 were derived from three customers; one customer in the three months ending January 31, 2007 and two customers in the following three months. The revenue percentages ranged from 24% to 51%. One customer may be considered a related party.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Introduction

We were formed in March 2005 and realized our first revenue in November 2005. We were formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States.

We are and have been engaged by early stage companies. In these instances, we are not able to predict the likelihood of realizing any benefits from the engagements. We recognize revenues on consulting work when the engagement is complete and only if and when the amount earned is fully determinable and realizable. We are considering accepting equity interests in clients in consideration for our services. If we agree to accept equity in a client as payment for our services, we will not record value for the asset until the value of the equity received is objectively determinable. No costs directly relating to engagements are deferred until the amount to be earned on the engagement is fully realizable.

Operations

A summary of operations for the six months ended April 30, 2007 and 2006 is:

	2007	2006

Revenue	$41,269	$93,500

Cost of revenue	34,593	67,106

Gross profit	6,676	26,394

General and administrative	16,787	5,533

Income ( Loss) Before Income Taxes	$(10,111)	$20,861

For the six months ended April 30, 2007, three clients, BFFS (24.9%), Educons USA, Inc. (24.2%) and Videoline (50.9%), comprised all of our revenues. BFFS may be considered a related party. The work for Videoline and Educons consisted of consulting advice as to corporate structures, development and use of websites and advice on structuring exclusive product licensing agreements. We worked with BFFS, a start-up funeral business in the Pacific Northwest, with establishing advertising programs, an accounting system and developing effective arrangements with independent service providers.

All of our revenue for the six months ended April 30, 2006 was generated from engagements with LEA Management. We were engaged by LEA Management, an unrelated party, to assist it in its engagement to assist Chinese companies to attain a business presence in the United States. In this capacity, we helped put together a team of lawyers, consultants and translators and coordinated the efforts of all team members. We acted as the principal intermediary between LEA, the team members and the Chinese companies to ensure that all members were working towards the same objectives of getting the Chinese clients known in the American marketplace.

The LEA Management and Videoline engagements were both obtained from business contacts of our president. We have completed our engagements relating to LEA Management and BFFS. There is no way of predicting the likelihood of receiving additional engagements from LEA Management or BFFS.

Cost of revenue in 2007 consists substantially of compensation due to and expenses incurred by our president in performing the engagements. The cost of revenue in 2006 consisted principally of costs incurred in connection with the LEA Management engagement.

General and administrative expenses consisted of professional fees ($5,000), travel ($6,027), corporate ($3,000), depreciation ($1,010), bank fees and other ($1,750) in 2007. General and administrative expenses consisted of travel ($2,841), communications ($1,627) and corporate costs ($1,065) in 2006.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none. Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis (for costs other than offering expenses), his resources are limited. At April 30, 2007 the amount due to our President was $5,551. This loan is noninterest-bearing and has no specified maturity date. We also owe our President $32,000 in accrued but unpaid salary. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. BBN does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares of our common stock to compensate employees/consultants and independent contractors.

We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In December 2006, BBN sold 900,000 shares of its common stock to 37 people for $900.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives and/ our business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families and/or business associates may provide us with valuable services such as recommending us to potential customers and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934. We will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling obligations and compensate independent contractors by issuing stock options and/or restricted shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended August 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Seasonality

To date, we have not noted any significant seasonal impacts.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer
31.2	Section 302 Certification Of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBN Global Consulting, Inc.

(Registrant)

/s/ Dr. S. Craig Barton

Dr. S. Craig Barton

Title: President

/s/ Patricia J. Barton

Patricia J. Barton

Title: Chief Financial Officer

June 18, 2007