Form 10QSB
period 2007-07-31
BBN Global Consulting, Inc
filed 2007-09-19
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended July 31, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of September 11, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

BBN GLOBAL CONSULTING, INC.

BBN GLOBAL CONSULTING, INC.

Balance Sheet

July 31, 2007

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

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Three Months Ended July 31, 2007 and 2006

(unaudited)

	2007	2006

Revenue	$-	$-

Cost of revenue	-	-

Gross loss	-	-

General and administrative	-	7,383

Loss before income taxes	-	(7,383)

Income tax benefit	-	2,584

Net loss	$-	$(4,799)

Net loss per common share- basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,100,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Nine Months Ended July 31, 2007 and 2006

(unaudited)

	2007	2006

Revenue	$41,269	$93,500

Cost of revenue	34,593	67,106

Gross profit	6,676	26,394

General and administrative	16,787	12,916

Income (loss) before income taxes	(10,111)	13,478

Income taxes	-	4,717

Net income (loss)	$(10,111)	$8,761

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	9,812,088	9,100,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows

For the Nine Months Ended July 31, 2007 and 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,111)	$8,761
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,010	-
Changes in net operating assets	(2,216)	7,766
Net Cash Provided by (Used in) Operating Activities	(11,317)	16,527

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from president	5,551	-
Sale of shares	900	-
Total	6,451	-

NET INCREASE (DECREASE) IN CASH	(4,866)	16,527

CASH AT BEGINNING OF PERIOD	7,851	-
CASH AT END OF PERIOD	$2,985	$16,527

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

July 31, 2007

(Unaudited)

NOTE 1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended July 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2, which was declared effective on March 30, 2007.

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

NOTE 2.

STOCKHOLDERS’ EQUITY

In December 2006, the Company sold 900,000 shares of its common stock to 37 shareholders for $900 in cash.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2007, the Company has net capital and working capital deficits, limited financial resources, has not established a source of equity or debt financing, and has a limited number of engagements in its backlog where the amounts to be earned are fully determinable and realizable. The Company is aggressively seeking profitable engagements through the business contacts and associates of its president and is minimizing all costs.  While the Company believes in the viability of its strategy to obtain new consulting engagements there can be no assurances to that it will be successful in those efforts.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4.

 CONCENTRATION OF RISK

All of the Company’s revenues for the nine months ended July 31, 2007 were derived from three unrelated customers; one customer in the three months ending January 31, 2007 and two customers in the following three months. The revenue percentages ranged from 24% to 51%. One customer may be considered a related party.

NOTE 5.

SUBSEQUENT EVENT

In September 2007, the Company’s shareholders relinquished control of the Company through sale of the Company’s shares to unrelated parties. All proceeds were paid to the selling shareholders. No proceeds were paid to the Company.

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

Subsequent Event

In September 2007, the Company’s shareholders relinquished control of the Company through sale of the Company’s shares to unrelated parties. No proceeds were paid to the Company.  At the same time the Company’s officers and directors agreed to resign effective upon filing of this 10-QSB.

Operations

A summary of operations for the nine months ended July 31, 2007 and 2006 is:

	2007	2006

Revenue	$41,269	$93,500

Cost of revenue	34,593	67,106

Gross profit	6,676	26,394

General and administrative	16,787	12,916

Income (loss) before income taxes	(10,111)	13,478

Income taxes	-	4,717

Net income (loss)	$(10,111)	$8,761

Our President spent a major portion of his time travelling during the three months ended July 31, 2007. He paid for the costs of his trips from personal resources and is not requesting reimbursement from us.

For the nine months ended July 31, 2007, three clients, BFFS (24.9%), Educons USA, Inc. (24.2%) and Videoline (50.9%), comprised all of our revenues. BFFS may be considered a related party. The work for Videoline and Educons consisted of consulting advice as to corporate structures, development and use of websites and advice on structuring exclusive product licensing agreements. We worked with BFFS, a start-up funeral business in the Pacific Northwest, with establishing advertising programs, an accounting system and developing effective arrangements with independent service providers.

All of our revenue for the nine months ended July 31, 2006 was generated from engagements with LEA Management. We were engaged by LEA Management, an unrelated party, to assist it in its engagement to assist Chinese companies to attain a business presence in the United States. In this capacity, we helped put together a team of lawyers, consultants and translators and coordinated the efforts of all team members. We acted as the principal intermediary between LEA, the team members and the Chinese companies to ensure that all members were working towards the same objectives of getting the Chinese clients known in the American marketplace.

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

General and administrative expenses consisted of professional fees ($5,000), travel ($6,027), corporate ($3,000), depreciation ($1,010), bank fees and other ($1,750) in 2007. General and administrative expenses consisted of professional fees ($3,500), travel ($2,841), communications ($2,627) and corporate costs ($3,948) in 2006.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none. Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis (for costs other than offering expenses), his resources are limited. At July 31, 2007 the amount due to our President was $5,551. This loan is noninterest-bearing and has no specified maturity date. We also owe our President $32,000 in accrued but unpaid salary. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. BBN does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

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

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBN Global Consulting, Inc

(Registrant)

/s/ Dr. S. Craig Barton

Dr. S. Craig Barton

Title: President and Chief Financial Officer

September 19, 2007