Form 10QSB/A
period 2007-07-31
BBN Global Consulting, Inc
filed 2008-01-29
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 to FORM 10-QSB
(Mark One)

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

Hank Cohn 14 Charlotte Drive Spring Valley, NY 10977 (Address of principal executive offices)

845-661-0708
(Issuer's telephone number)

Dr. S. Craig Barton P.O. Box 1442 Renton, WA 77057-1442
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

BBN GLOBAL CONSULTING, INC.

The purpose of this amendment to the Company’s Form 10Q-SB filed on September 19, 2007 is to correct a typographical error in the signature block of the original filing.  This amendment contains no other changes.

BBN GLOBAL CONSULTING, INC.

Balance Sheet
July 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,985
Accounts receivable	84,000
Pre paid expenses	3,200
Total Current Assets	90,185

EQUIPMENT

Computer equipment	6,058
Accumulated depreciation	(2,020)
Net	4,038

TOTAL ASSETS	$94,223

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Loan from president	$5,551
Unearned income	46,731
Accrued expenses	45,053
Total Current Liabilities	97,335

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	4,491
Accumulated deficit	(17,603)
Total Stockholders’ Deficit	(3,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,223

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

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows
For the Nine Months Ended July 31, 2007 and 2006
(unaudited)

	2007	2006
CA CASH FLOWS FROM OPERATING ACTIVITIES:
Ne Net income (loss)	$(10,111)	$8,761
Ad Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,010	-
Changes in net operating assets	(2,216)	7,766
Net Cash Provided by (Used in) Operating Activities	(11,317)	16,527

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from president	5,551	-
Sale of shares	900	-
Total	6,451	-

NET INCREASE (DECREASE) IN CASH	(4,866)	16,527

CASH AT BEGINNING OF PERIOD	7,851	-
CASH AT END OF PERIOD	$2,985	$16,527

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

NOTE 3.GOING CONCERN

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
OF OPERATION

Safe HarborStatement under the Private Securities Litigation Reform Act of 1995

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

Introduction

We were formed in March 2005 and realized our first revenue in November 2005. We were formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in Chinaand Brazilto establish a business presence in the United States.

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

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

· of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

· of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

· of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of Americarequires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

BBN Global Consulting, Inc
(Registrant)

/s/ Hank Cohn
Hank Cohn Title: President and Chief Financial Officer

January 28, 2008