Form 10KSB
period 2007-10-31
BBN Global Consulting, Inc
filed 2008-02-04
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number

BBN GLOBAL CONSULTING, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-2356853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Charlotte Drive, Spring Valley, NY	10977
(Address of principal executive offices)	(Zip Code)

(Former Address)

Registrant’s telephone number, including area code:	(845) 661-0708

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $41,269

Aggregate market value of the Common Stock held by non-affiliates of the Company as of October 31, 2007:  N/A.

Number of shares of the registrant’s common stock outstanding as of February 4, 2008:  9,760,000 shares of Common Stock shares

i

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", or "Company" refer to the operations of BBN Global Consulting, Inc., a Nevada corporation.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1.  Description of Business.

General

BBN Global Consulting, Inc. was incorporated in March 2005 under the laws of the State of Nevada and realized its first revenues in November 2005.

BBN Global Consulting, Inc. was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. We work with and as a part of a group of other independent consultants in engagements involving Chinese or Brazilian clients. Our services include assisting clients in developing and maintaining websites and using websites to interface more effectively with customers, helping clients to identify and engage a team of consultants and advisors which is well suited to accomplish the needed tasks specified by a client, and assisting in designing and establishing corporate structures and transactions. Substantially all of our revenues for the year ended October 31, 2006 were derived from three customers LEA Management (74.11%), BFFS (19.92%) and Pinewood Imports (5.57%)  These engagements were completed and we can not rely upon these customers as future sources of revenues (although BFFS remains a source of revenue).  For the three months ended January 31, 2007, two clients, BFFS (16%) and Videoline (84%), comprised all of our revenues.  Engagements are generally for the purposes of completing specific projects. When the engagement is completed, there is no assurance or likelihood of receiving additional engagements from a client.

In December 2006 we sold 660,000 shares of our common stock in a private placement at $.001 per share to 37 individuals.  The price per share was determined by our board of directors so as to be equal to our par value per share ($.001).  Our former officers registered for sale, one million shares or 50% of the 1,760,000 shares registered. We registered the shares for resale (although not obligated to do so by virtue of any Registration Rights Agreement or other agreement) and subjected ourselves to the Exchange Act of 1934 reporting requirements because we believe that being a public entity will provide us benefits in visibility and the way that we are perceived by vendors and prospective customers, as well as the possibility of providing liquidity to our shareholders.

On September 15, 2007, pursuant to the terms of a Stock Purchase Agreement, Hank Cohn purchased 8,000,000 shares of the Company’s issued and outstanding common stock from Dr. S. Craig Barton, Patricia Barton, and Stefan Burstin, shareholders of the Company, for $650,000 in cash. The total of 8,000,000 shares represented 82% of the outstanding common stock of the Company.

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

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business.

Employees

We currently have one employee.

Item 2.   Description of Property.

We presently maintain our principal offices at 14 Charlotte Drive, Spring Valley, NY 10977.  Our phone number is 845-661-0708.

Item 3.   Legal Proceedings.

The Company is not a party to any pending or threatened legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is listed on the Over the Counter Bulletin Board (“OTC BB”), or stock symbol is “BBNG”.  There is currently no Bid or Offer for our Common Stock. There is no assurance that a trading market will develop or, if such a market does develop, that it will continue.

Holders

As of January  31, 2008 in accordance with our transfer agent records, we had 41 record  holder of our Common Stock, holding 9,760,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.
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

Operations

A summary of operations for the years endedOctober 31, 2007 and 2006 is:

	2007	2006

Revenue	$41,269	$125,487

Cost of revenue	34,593	101,738

Gross profit	6,676	23,749

General and administrative	25,297	22,141

Income (loss) before income taxes	(18,621)	1,608

Income taxes	-	-

Net income (loss)	$(18,621)	$1,608

For the year ended October 31, 2007, three clients, BFFS (24.89%), Educons USA, Inc. (24.23%) and Videoline (50.89%), comprised all of our revenues. BFFS may be considered a related party. The work for Videoline and Educons consisted of consulting advice as to corporate structures, development and use of websites and advice on structuring exclusive product licensing agreements. We worked with BFFS, a start-up funeral business in the Pacific Northwest, with establishing advertising programs, an accounting system and developing effective arrangements with independent service providers.

All of our revenue for the year ended October 31, 2006 was generated from engagements with LEA Management. We were engaged by LEA Management, an unrelated party, to assist it in its engagement to assist Chinese companies to attain a business presence in the United States. In this capacity, we helped put together a team of lawyers, consultants and translators and coordinated the efforts of all team members. We acted as the principal intermediary between LEA, the team members and the Chinese companies to ensure that all members were working towards the same objectives of getting the Chinese clients known in the American marketplace.

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

General and administrative expenses was $25,297 and $22,141 in 2006.  As of October 31, 2007 we owe our President $5,551 which is a non-interest bearing loan with no specified maturity date. We also owe our President $32,553 in accrued but unpaid salary.in 2007.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none. Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis (for costs other than offering expenses), his resources are limited. At October 31, 2007 the amount due to our President was $5,551. This loan is non-interest bearing and has no specified maturity date. We also owe our President $32,553 in accrued but unpaid salary. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. BBN does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

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

We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In December 2006, BBN sold 660,000 shares of its common stock to 37 people for $660.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives and/ our business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families and/or business associates may provide us with valuable services such as recommending us to potential customers and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement  of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting; of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements”(“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, FASB issued FASB Statement No. 158“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)”(“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”(“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.   Financial Statements.

BBN GLOBAL CONSULTING, INC.

To the Board of Directors
BBN Global Consulting, Inc.
Spring Valley, NY

We have audited the accompanying balance sheet of BBN Global Consulting, Inc. as of October 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBN Global Consulting, Inc. as of October 31, 2007 and the results of its operations and its cash flows for the years ended October 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BBN Global Consulting, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no backlog of engagements which are likely to pay fees in the foreseeable future or any source of financing which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

January 30, 2008
New York, NY

BBN GLOBAL CONSULTING, INC.

Balance Sheet
October 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$985
Accounts receivable	37,269
Total Current Assets	38,254

EQUIPMENT
Computer equipment	6,058
Accumulated depreciation	(3,030)
Net	3,028

TOTAL ASSETS	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$7,740
Total Current Liabilities	7,740

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; authorized,1,000,000 shares; no shares issued or outstanding	-
Common stock at $0.001 par value; authorized 74,000,000 shares; 9,760,000 shares issued and outstanding	9,760
Additional paid-in capital	49,895
Accumulated deficit	(26,113)
Total Stockholders’ Equity	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations
For the Years Ended July 31, 2007 and 2006
(unaudited)

	2007	2006

Revenue	$41,269	$125,487

Cost of revenue	34,593	101,738

Gross profit	6,676	23,749

General and administrative	25,297	22,141

Income (loss) before income taxes	(18,621)	1,608

Income taxes	-	-

Net income (loss)	$(18,621)	$1,608

N Net income (loss) per share- basic and diluted	$(0.00)	$0.00

W Weighted average number of common shares outstanding – basic and diluted	9,741,315	9,100,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statement of Stockholders’ Equity

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, November 1, 2005	9,100,000	$9,100	$-	$(9,100)	$-

Contribution to capital			4,491		4,491

Net income				1,608	1,608

Balance, October 31, 2006	9,100,000	9,100	4,491	(7,492)	6,099

Sale of common stock	760,000	760			760

Contribution to capital			45,404		45,404

Net loss				(18,621)	(18,621)

Balance, October 31, 2006	9,760,000	$9,760	$49,895	$(26,113)	$33,542

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

For the Years Ended July 31, 2007 and 2006
Statements of Cash Flows

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,621)	$1,608
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,020	1,010
Accrued compensation contributed to capital	32,553	-
Increase in accounts receivable	(37,269)	-
(Increase) decrease in prepaid expenses	3,200	(3,200)
Increase (decrease) in accrued expenses	(2,260)	10,000
Net Cash Provided By (Used in) Operating Activities	(20,377)	9,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(6,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from president	5,551	-
Repayment of loan from president	(5,200)	-
Sale of common stock	760	-
Capital contributions	12,500	4,491
Net Cash Provided By Financing Activities	13,511	4,491

INCREASE (DECREASE) IN CASH	(6,866)	7,851

CASH AT BEGINNING OF PERIOD	7,851	-
CASH AT END OF PERIOD	$985	$7,851

Non-Cash Financing Activity
Loan from president contributed to capital	$351	$-

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION

BBN Global Consulting, Inc. was incorporated on March 15, 2005 under the laws of the State of Nevada and realized its first revenues in November 2005. It was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. The Company works with and as a part of a group of other independent consultants in engagements involving Chinese or Brazilian clients.

On September 15, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Hank Cohn purchased 8,000,000 shares of the issued and outstanding common stock of BBN Global Consulting (the “Company”) from Dr S. Craig Barton, Patricia Barton, and Stefan Burstin, shareholders of the Company, for $650,000 in cash. The total of 8,000,000 shares represents 82% of the outstanding common stock of the Company. Mr. Cohn used his personal funds to purchase the shares of the Company.   As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

As of September 15, 2007, Hank Cohn was appointed to the Board of Directors of the Company.

Dr. S. Craig Barton then resigned as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, and Chairman of the Board, and Secretary,

Effective September 15, 2007, Patricia Barton resigned as a member of the Company’s Board of Directors, Chief Financial Officer, Treasurer and Principal Accounting Officer, effective September 15, 2007.

Also as of September 15, 2007, Hank Cohn was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Secretary.

In connection with the change in control, the Company changed its executive offices to 14 Charlotte Drive, Spring Valley, NY 10977.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Year-end

The Company has elected a fiscal year ending on October 31.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Fixed Assets

Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over a useful life of three years. Depreciation expense for the years ended October 31, 2007 and 2006 was $2,020 and $1,010, respectively.

e. Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding.

f. Revenue Recognition

The Company recognizes revenues on consulting work when the engagement is complete and the amount earned is fully determinable and realizable. No costs directly relating to engagements are deferred until the amount to be earned on the engagement is fully realizable.

g.   Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

h.   Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

i.   Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accrued expenses approximate their fair values because of the short maturity of these instruments.

j. Impact Of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending December 30, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore in the following year the Company’s independent accounting firm has to issue an attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, FASB issued FASB Statement No. 158“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2007, the Company has limited financial resources, has not established a source of equity or debt financing, and has no engagements in its backlog where the amounts to be earned are fully determinable and realizable. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is aggressively seeking profitable engagements through the business contacts and associates of its president and is minimizing all costs.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company was incorporated on March 15, 2005 at which time it issued 9,100,000 common shares of the Company.

On December 27, 2006, 660,000 shares of the Company’s common stock were sold to 37 shareholders at $.001 per share for an aggregate amount of $660.

Stock Option Plan

Pursuant to a December 13, 2006 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2006 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options are outstanding or have been issued under the Plan as of October 31, 2007.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

At October 31, 2007, the Company had net operating loss carry–forwards for Federal income tax purposes of approximately $26,000 that may be offset against future taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not more likely than not. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

There are no significant differences between the Company’s operating results for financial reporting purposes than for income tax purposes. The Company did utilize net operating loss carryforwards of $1,608 in its income statement for the year ended October 31, 2006.

Pursuant to Internal Revenue Code Sections 382 and 383, the use of the Company's net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 6 –  CONCENTRATION OF RISK

Substantially all of the Company’s revenues for the years ended October 31, 2007 and 2006 were derived from three customers: BFFS (24.89%), Videoline (50.89%), and Educons (24.23%) in 2007 and LEA Management (74.11%), BFFS (19.92%) and Pinewood Imports (5.57%) in 2006. BFFS and Pinewood Imports may be considered to be related parties because they are each controlled by a different son of the Company president.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information.

None

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

Hank Cohn	38	President, Chief Executive Officer, Chief Financial Officer, Chairman	September 2007

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such,  and the business experience during at least the last five years:

Hank Cohn

Mr. Cohn is currently serving as President and Chief Executive Officer of PracticeOne, Inc., an integrated software and services company for physicians. He is also executive Vice President at Galaxy Ventures, LLC, a closely-held investment fund with a multi-pronged investment strategy concentrating in the areas of bond trading and early stage technology investments. Mr. Cohn acts as Portfolio Manager for investments.  Mr. Cohn is also a member of the Board of Directors of Crystal International Travel Group, Inc. (CINT.OB) and Analytical Surveys, Inc. (ANLT).  From March 2007 to August 2007, Hank Cohn was the sole officer and director of International Food and Wine Consultants, Inc. a company trading on the OTCBB.  Mr. Cohn holds an MBA in finance and investments from Baruch College.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

Given our brief operating history and the fact that our principal stockholders is also our sole officer and director, we have not yet adopted a code of ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.   Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Hank Cohn President, Chief	2007	$0	0	0	0	0	0	(0)	$0
Executive Officer,	2006	$0	0	0	0	0	0	(0)	$0
Chief Financial Officer
Dr. S. Craig Barton, President	2007	$0	0	0	0	0	0	(0)	0
	2006	$0	0	0	0	0	0	(0)	0
Patricia J. Barton, CFO	2007	$0	0	0	0	0	0	(0)	0
	2006	$27,000	0	0	0	0	0	(0)	0

Outstanding Equity Awards at Fiscal Year-End Table.  There were no individual grants of stock options to purchase our common stock made to the named executive officers in the Summary Compensation Table during the fiscal year ended October 31, 2007, and the subsequent period up to the date of the filing of this prospectus.

Employment Agreements

One employee.

Compensation of Directors

For the fiscal year ended October 31, 2007, we did not compensate our directors for their services.

Item 11.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of February 4, 2008, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Hank Cohn	8,000,000	82%

Common Stock	All officers and directors as a group (1 in number)	_	82%

(1)The person listed is an officer and/or director of the Company and the address for each beneficial owner is 14 Charlotte Drive, Spring Valley, NY 10977.

(2) Based on 9,760,000 shares of Common Stock issued and outstanding as of February 4, 2008.

Item 12.   Certain Relationships and Related Transactions.

None.

Item 13.   Exhibits.

Exhibit No.	Title of Document	Location

3.1.1	Articles of Incorporation	Incorporated by reference to exhibit 3.1 on Form 10-SB filed on March 13, 2006 (File no: 333-140306)

3.2	Bylaws	Incorporated by reference to exhibit 3.2 on Form 10-SB filed March 13, 2007 (File no: 333-140306)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.   Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended October 31, 2007, we were billed approximately $14,500 for professional services rendered for the audit and reviews of our financial statements.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

Other Audit Related Fees

None

Tax Fees

For our fiscal years ended October 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBN GLOBAL CONSULTING, INC.

By:	/s/ Hank Cohn
Hank Cohn
President, Chief Executive Officer, Chief Financial Officer

Date:	February 4, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hank Cohn	President, Chief Executive Officer,	February 4, 2008
Hank Cohn	Chief Financial Officer