Form 10KSB/A
period 2007-10-31
BBN Global Consulting, Inc
filed 2008-03-03
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

General and administrative expenses was $25,297 and $22,141 in 2006.  As of October 31, 2007 we owe our President $5,551 which is a non-interest bearing loan with no specified maturity date. We also owe our President $32,553 in accrued but unpaid salary in 2007.

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

Item 7.   Financial Statements.

BBN GLOBAL CONSULTING, INC.

OCTOBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
BBN Global Consulting, Inc.
Spring Valley, NY

We have audited the accompanying balance sheet of BBN Global Consulting, Inc. as of October 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBN Global Consulting, Inc. as of October 31, 2007 and the results of its operations and its cash flows for the fiscal years ended October 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 30, 2008

BBN GLOBAL CONSULTING, INC.

Balance Sheet
October 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$985
Accounts receivable	37,269
Total Current Assets	38,254

EQUIPMENT
Computer equipment	6,058
Accumulated depreciation	(3,030)
Net	3,028

TOTAL ASSETS	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$7,740
Total Current Liabilities	7,740

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized ; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized ; 9,760,000 shares issued and outstanding	9,760
Additional paid-in capital	49,895
Accumulated deficit	(26,113)
Total Stockholders’ Equity	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations
For the Fiscal Years Ended  October 31, 2007 and 2006

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

BBN GLOBAL CONSULTING, INC.

Statement of Stockholders’ Equity
October 31, 2007

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity

Balance, November 1, 2005	9,100,000	$9,100	$-	$(9,100)	$-

Contribution to capital			4,491		4,491

Net income				1,608	1,608

Balance, October 31, 2006	9,100,000	9,100	4,491	(7,492)	6,099

Sale of common stock	760,000	760			760

Contribution to capital			45,404		45,404

Net loss				(18,621)	(18,621)

Balance, October 31, 200 7	9,760,000	$9,760	$49,895	$(26,113)	$33,542

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.
Statements of Cash Flows
For the Fiscal Years Ended October 31, 2007 and 2006

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

c. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d. Fixed Assets

Equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight line method over a useful life of three years. Depreciation expense for the fiscal years ended October 31, 2007 and 2006 was $2,020 and $1,010, respectively.

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

j.  Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006.  Commencing with the Company’s Annual Report for the year ending October 31 , 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore in the following fiscal year the Company’s independent accounting firm has to issue an attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2007
(Unaudited)

At October 31, 2007, the Company had net operating loss carry–forwards for Federal income tax purposes of approximately $26,000 that may be offset against future taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that realization is not more likely than not. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

There are no significant differences between the Company’s operating results for financial reporting purposes than for income tax purposes. The Company did utilize net operating loss carry-forwards of $1,608 in its income statement for the fiscal year ended October 31, 2006.

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

BBN GLOBAL CONSULTING, INC.

By:	/s/ Hank Cohn
Hank Cohn
President, Chief Executive Officer, Chief Financial Officer

Date:	March 3, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hank Cohn	President, Chief Executive Officer,	March 3, 2008
Hank Cohn	Chief Financial Officer