Form 10QSB
period 2008-01-31
BBN Global Consulting, Inc
filed 2008-03-12
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB
(Mark One)

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 1, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

BBN GLOBAL CONSULTING, INC.

BBN GLOBAL CONSULTING, INC.

Balance Sheets

ASSETS
	January 31, 2008	October 31,2007
	(Unaudited)
CURRENT ASSETS:

Assets of discontinued operations	$-	$41,282

TOTAL ASSETS	$-	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$1,500	$-
Liabilities of discontinued operations	-	7,740

Total Current Liabilities	1,500	7,740

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,895	49,895
Accumulated deficit	(61,155)	(26,113)
Total Stockholders’ Equity	(1,500)	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations
For the Three Months Ended January 31, 2008 and 2007
(Unaudited)

	2008	2007

Operating expenses

General and administrative	$1,500	$-

Loss from continuing operations before income taxes	1,500	-
Income taxes	-	-
Loss from continuing operations	(1,500)	-

Loss from discontinued operations, net of tax	-	(18,621)
Loss on sale of discontinued operations, net of tax	(33,542)	-
Net Loss	-	(18,621)
	$(35,042)	$(18,621)
Net income (loss) per common share- basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00	) )

Net loss per common share- basic and diluted	$(0.00)	$(0.00))

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,741,315

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows
For the Three Months Ended January 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,042)	$611
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	505
Loss from sale of discontinued operations	33,542	-
Changes in net operating assets	1,500	(3,447)
Net Cash Used in Operating Activities	-	(2,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	(985)	(6,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	-	900
Net Cash Provided by Financing Activities	-	900

NET DECREASE IN CASH	(985)	(7,851)

CASH AT BEGINNING OF PERIOD	985	7,851
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

January 31, 2008

Notes to Financial Statements
(Unaudited)

NOTE 1 -                   ORGANIZATION

BBN Global Consulting, Inc. ("BBN" or the “Company”) was incorporated on March 15, 2005 under the laws of the State of Nevada and realized its first revenues in November 2005. It was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States.

On September 15, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Hank Cohn purchased 8,00,000 shares of the issued and outstanding common stock of BBN Global Consulting (the “Company”) from Dr S. Craig Barton, Patricia Barton, and Stefan Burstin, shareholders of the Company, for $650,000 in cash. The total of 8,000,000 shares represents 82% of the issued and outstanding common stock of the Company. All proceeds were paid to the Sellers.  No proceeds were paid to the Company.

As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

As of September 15, 2007, Hank Cohn was appointed to the Board of Directors of the Company and the other two directors resigned.  Also as of September 15, 2007, Hank Cohn was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board, and Secretary.

In connection with the change in control, the Company changed its executive offices to 14 Charlotte Drive, Spring Valley, NY 10977.

BBN is currently an inactive company seeking merger and business operations opportunities.  Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.  The Company has no subsidiaries.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three month period ended January 31, 2008 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included..   These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended October 31, 2007 as included in the Company’s annual report on Form 10-KSB as filed on February 4, 2008. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending October 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending October 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Introduction

We were formed in March 2005 and realized our first revenue in November 2005. We were formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. We were engaged by early stage companies.

As of November 1, 2007, the Company discontinued its operations and currently has no assets and minimal liabilities. BBN does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.  As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

Expenses for the quarter ended January 31, 2008 totaled $1,500 resulting in a loss of $1,500.  Expenses of $1,500 for the quarter consisted solely of general and administrative expenses.

Capital Resources and Liquidity

As of January 31, 2008 we had no cash and no current assets. We can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues or obtaining additional capital, we do not anticipate being able to continue with our present activities and we will require financing to potentially achieve our profit, revenue, and growth goals.

At January 30, 2008, we had an accumulated deficit during the development stage of $61,155.  Since our inception, we have generated limited revenues and have minimal cash resources.  These conditions raise substantial doubt about our ability to continue as a going concern.  For the twelve-month subsequent period, we anticipate that our minimum operating cash requirements to continue as a going concern will be approximately $35,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

We believe that we will need additional funds to proceed with our business plan for the development and marketing of our core services. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending October 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

*	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

*	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

*	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending October 31, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending October 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Item 3. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of January 31, 2008, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending January 31, 2008, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending January 31, 2008.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not engaged in any other litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

(b)	Exhibits

	Exhibit No.	Exhibit Title

31.1
Certification of Hank Cohn, Chief Executive Officer and Chief Financial Officer of BBN Global Consulting, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Hank Cohn, Chief Executive Officer and Chief Financial Officer of BBN Global Consulting, Inc.,  pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBN Global Consulting, Inc
(Registrant)

/s/ Hank Cohn
Hank Cohn
President and Chief Financial Officer

March 12, 2008