Form 10-Q
period 2008-04-30
BBN Global Consulting, Inc
filed 2008-06-12
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended April 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

BBN GLOBAL CONSULTING, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	333- 140306	20-2356853
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)

Hank Cohn 14 Charlotte Drive Spring Valley, New York 10977 (Address of principal executive offices)

(845) 661-0708
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,760,000 shares of Common Stock, as of June 11, 2008.

BBN GLOBALCONSULTING, INC.

FORM 10-Q

April 30, 2008

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURE		16

ITEM 1. Financial Information

BBN GLOBAL CONSULTING, INC.

Item 1 Financial Information

BBN GLOBAL CONSULTING, INC.

Balance Sheets

ASSETS
	April 30, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash	$4,860	$-
Assets of discontinued operations	-	41,282

TOTAL ASSETS	$4,860	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$3,000	$-
Liabilities of discontinued operations	-	7,740
Loan payable	5,500	-
Total Current Liabilities	8,500	7,740

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,995	49,895
Accumulated deficit	(63,395)	(26,113)
Total Stockholders’ Equity	3,640	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,860	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Three Months Ended April 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating expenses

General and administrative	$2,240	$-

Loss from continuing operations before income taxes	(2,240)	-
Income taxes	-	-
Loss from continuing operations	(2,240)	-

Loss from discontinued operations, net of tax	-	(10,722)
Income taxes	-	-
Net Loss	$(2,240)	$(10,722)
Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Six Months Ended April 30, 2008 and 2007

(Unaudited)

	2008	2007
Operating expenses
General and administrative	$3,740	$-

Loss from continuing operations before income taxes	(3,740)	-
Income taxes	-	-
Loss from continuing operations	(3,740)	-

Loss from discontinued operations, net of tax	-	(10,111)
Income taxes	-	-
Net Loss	$(3,740)	$(10,111)
Net loss per common share- basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows

For the Six Months Ended April 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,282)	$(10,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,010
Loss from sale of discontinued operations	33,542	-
Changes in net operating assets	3,000	(2,216)
Net Cash Used in Operating Activities	(740)	(11,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	(985)	(2,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	-	900
Contribution to capital	100	-
Loan from President	5,500	5,551
Net Cash Provided by Financing Activities	5,600	6,451

NET INCREASE (DECREASE) IN CASH	3,875	(7,851)

CASH AT BEGINNING OF PERIOD	985	7,851
CASH AT END OF PERIOD	$4,860	$-

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to the Financial Statements

April 30, 2008

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and six month periods ended April 30, 2008 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included..   These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended October 31, 2007 as included in the Company’s annual report on Form 10-KSB as filed on February 4, 2008. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – LOAN PAYABLE

On March 27, 2008, the Company was advanced $5,500. The loan is payable on demand and bears no interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations and Liquidity

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBN GLOBAL CONSULTING, INC.

(Registrant)

/s/ Hank Cohn

Hank Cohn

Title: President and

June 11, 2008

Chief Financial Officer