Form 10-Q
period 2008-07-31
BBN Global Consulting, Inc
filed 2008-09-10
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended July 31, 2008

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,760,000 shares of Common Stock, as of September 5, 2008.

BBN GLOBALCONSULTING, INC.

FORM 10-Q

July 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4T.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1 Financial statements

BBN GLOBAL CONSULTING, INC.

BBN GLOBAL CONSULTING, INC.

Balance Sheets

ASSETS
	July 31, 2008	October 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash	$4,668	$-
Assets of discontinued operations	-	41,282

TOTAL ASSETS	$4,668	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$4,500	$-
Liabilities of discontinued operations	-	7,740
Loan payable	5,500	-
Total Current Liabilities	10,000	7,740

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,995	49,895
Accumulated deficit	(65,087)	(26,113)
Total Stockholders’ Equity	(5,332)	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,668	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Three Months Ended July 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating expenses
Professional fees	$1,500	$-
General and administrative	192	-

Loss from continuing operations before income taxes	(1,692)	-
Income taxes	-	-
Loss from continuing operations	(1,692)	-

Loss from discontinued operations, net of tax	-	-
Income taxes	-	-
Net Loss	$(1,692)	$-
Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Nine Months Ended July 31, 2008 and 2007

(Unaudited)

	2008	2007
Operating expenses
Professional fees	$4,500	$-
General and administrative	932	-

Loss from continuing operations before income taxes	(5,432)	-
Income taxes	-	-
Loss from continuing operations	(5,432)	-

Loss from discontinued operations, net of tax	-	(10,111)
Loss on sale of operations, net of tax	(33,542)	-
Net Loss	$(38,974)	$(10,111)
Net loss per common share- basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows

For the Nine Months Ended July 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,974)	$(10,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,010
Loss from sale of discontinued operations	33,542	-
Changes in net operating assets	4,500	(2,216)
Net Cash Used in Operating Activities	(932)	(11,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	(985)	(2,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of shares	-	900
Contribution to capital	100	-
Loan from President	5,500	5,551
Net Cash Provided by Financing Activities	5,600	6,451

NET INCREASE (DECREASE) IN CASH	3,683	(7,851)

CASH AT BEGINNING OF PERIOD	985	7,851
CASH AT END OF PERIOD	$4,668	$-

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to the Financial Statements

July 31, 2008 and 2007

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and nine month periods ended July 31, 2008 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended October 31, 2007 as included in the Company’s annual report on Form 10-KSB as filed on February 4, 2008. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at July 31, 2008 or 2007.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending October 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At July 31, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

 Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending October 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of  July 31, 2008.

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

Item 1A. Risk Factors.

None.

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

BBN GLOBAL CONSULTING, INC.

(Registrant)

/s/ Hank Cohn

Hank Cohn

Title: President and Chief Financial Officer

September 9, 2008