Form 10-K
period 2008-10-31
BBN Global Consulting, Inc
filed 2009-01-28
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

———————

BBN GLOBAL CONSULTING, INC.

(Name of small business issuer in its charter)

NEVADA	333-140306	20-2356853
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

14 Charlotte Drive, Spring Valley, NY 10977

(Address of principal executive offices) (Zip Code)

(845) 661-0708

(Registrant’s telephone number, including area code)

———————

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Revenues for year ended October 31, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of January 21, 2009 was: 9,760,000

Transitional Small Business Disclosure Format:  Yes ☐ No ☑

TABLE OF CONTENTS

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

1

ITEM 1A.   RISK FACTORS

1

ITEM 1B.   UNRESOLVED STAFF COMMENTS

2

ITEM 2.       DESCRIPTION OF PROPERTY

2

ITEM 3.       LEGAL PROCEEDINGS

2

PART II

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

3

ITEM 6.       SELECTED FINANCIAL DATA

3

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

3

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

5

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

5

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

5

ITEM 9A.    CONTROLS AND PROCEDURES

5

ITEM 9B.    OTHER INFORMATION

6

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

7

ITEM 11.     EXECUTIVE COMPENSATION

8

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

9

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

9

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

9

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

10

SIGNATURES

11

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

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

Employees

We currently have one employee.

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.

DESCRIPTION OF PROPERTY

Our principal office is located at 14 Charlotte Drive, Spring Valley, NY 10977. This location is the home of our president, Hank Cohn, who supplies this office space to us rent free. Our telephone number is 845-661-0708.

ITEM 3.

LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “BBNG” since June 26, 2007. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of January 21, 2009, we had we had 41 record holders of our Common Stock, holding 9,760,000 shares.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

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

Results of Operations

We did not have any operating income from inception through October 31, 2008. For the year ended October 31, 2008, we recognized a net loss of $48,556 compared to the period to October 31, 2007 of $18,621. Expenses for the year were comprised of costs mainly associated with professional fees and general and administrative.

 Capital Resources and Liquidity

As of October 31, 2008, we had $7,905 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

In accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks. If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 thru F-9.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Li & Company, P.C. independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not Applicable

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held
Hank Cohn	38	President, Chief Executive Officer, Chief Financial Officer, Chairman

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended October 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Hank Cohn	2008	$ 0	0	0	0	0	0	0	$ 0
President, Chief Executive Officer and Director	2007	$ 0	0	0	0	0	0	0	$ 0

Dr. S. Craig Barton	2008	$ 0	0	0	0	0	0	0	$ 0
President	2007	$ 0	0	0	0	0	0	0	$ 0

Patricia J. Barton	2008	$ 0	0	0	0	0	0	0	$ 0
CFO	2007	$ 0	0	0	0	0	0	0	$ 0

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Hank Cohn 14 Charlotte Drive Spring Valley, NY 10977	8,000,000	82%

Total	8,000,000	82%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended October 31, 2008 and 2007, we were billed approximately $14,500 and $14,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended October 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal year ended October 31, 2008 and 2007, we were billed $0 and $1,500 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

–

approved by our audit committee; or

–

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits	Title
14	Code of Ethics
31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BBN GLOBAL CONSULTING, INC.

By:	/s/ HANK COHEN
Hank Cohen President, Chief Executive Officer, Chief Financial Officer, Chairman

Dated:  January 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HANK COHN	President, Chief Executive Officer,	January 21, 2009
Hank Cohn	Chief Financial Officer, Chairman

BBN GLOBAL CONSULTING, INC.

October 31, 2008 and 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BBN Global Consulting, Inc.

Spring Valley, New York

We have audited the accompanying balance sheets of BBN Global Consulting, Inc. as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BBN Global Consulting, Inc. as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that BBN Global Consulting, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is currently inactive with no source of financing which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey

January 23, 2009

BBN GLOBAL CONSULTING, INC.

Balance Sheets

	October 31, 2008	October 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$7,905	$––
Assets of discontinued operations	––	41,282
TOTAL ASSETS	$7,905	$41,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$14,069	$––
Liabilities of discontinued operations	––	7,740
Loans payable - shareholder	8,750	––
Total Current Liabilities	22,819	7,740

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	––	––
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,995	49,895
Accumulated deficit	(74,669)	(26,113)
Total Stockholders’ Equity (Deficit)	(14,914)	33,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,905	$41,282

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

For the Fiscal Years Ended October 31, 2008 and 2007

	2008	2007
Revenue	$––	$––

Cost of revenue	––	––

Gross profit	––	––

Professional fees	14,069	––

General and administrative	945	––

Loss from continuing operations before income taxes	(15,014)	––
Income taxes	––	––
Loss from continuing operations	(15,014)	––

Loss from discontinued operations, net of tax	––	(18,621)
Loss on sale of operations, net of tax	(33,542)	––
Net loss	$(48,556)	$(18,621)

Net loss per common share- basic and diluted
Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share – basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,741,315

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statement of Stockholders’ Equity (Deficit)

For the Fiscal Years Ended October 31, 2008 and 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, November 1, 2006	9,000,000	$9,000	$4,491	$(7,492)	$5,999

Sale of common stock	760,000	760			760

Contribution to capital			45,404		45,404

Net loss				(18,621)	(18,621)

Balance, October 31, 2007	9,760,000	9,760	49,895	(26,113)	33,542

Contribution to capital			100		100

Net loss				(48,556)	(48,556)

Balance, October 31, 2008	9,760,000	$9,760	$49,995	$(74,669)	$(14,914)

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows

For the Fiscal Years Ended October 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,556)	$(18,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	––	2,020
Loss from discontinued operations	33,542	––
Accrued compensation contributed to capital		32,553
Increase in accounts receivable		(37,269)
Increase in prepaid expenses		3,200
Increase in accrued expenses	14,069	(2,260)
Net Cash Used in Operating Activities	(945)	(20,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	––	(985)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from shareholder	8,750	251
Sale of common stock	––	760
Capital contributions	100	12,500
Net Cash Provided By Financing Activities	8,850	13,511

NET INCREASE (DECREASE) IN CASH	7,905	(7,851)

CASH AT BEGINNING OF YEAR	––	7,851
CASH AT END OF YEAR	$7,905	$––

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Notes to Financial Statements

October 31, 2008 and 2007

NOTE 1 – ORGANIZATION

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

On September 15, 2007 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement, Hank Cohn purchased 8,000,000 shares of the issued and outstanding common stock of BBN Global Consulting (the “Company”) from Dr S. Craig Barton, Patricia Barton, and Stefan Burstin, shareholders of the Company, for $650,000 in cash. The total of 8,000,000 shares represents 82% of the outstanding common stock of the Company.  All proceeds were paid to the Sellers.  No proceeds were paid to the Company

As part of the acquisition, and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

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

NOTE 2  – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at October 31, 2008 or 2007.

Cash and cash equivalents

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At October 31, 2008, the Company is currently inactive, and is now seeking merger opportunities.  Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.   These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – LOANS PAYABLE - SHAREHOLDER

On March 27, 2008, the Company was advanced $5,500. The loan is payable on demand and bears no interest.

On October 31, 2008, the Company was advanced $3,250. The loan is payable on demand and bears no interest.