Form 10-Q
period 2009-01-31
BBN Global Consulting, Inc
filed 2009-03-12
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended January 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

———————

BBN GLOBAL CONSULTING, INC.

(Exact name of small business issuer as specified in its charter)

———————

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

Yes☑  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,760,000 shares of Common Stock, as of March 11, 2009.

BBN GLOBALCONSULTING, INC.

FORM 10-Q

January 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1.     Financial statements

2

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

9

Item 4.     Controls and Procedures

9

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

11

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.     Defaults Upon Senior Securities

11

Item 4.     Submission of Matters to a Vote of Security Holders

11

Item 5.     Other Information

11

Item 6.     Exhibits and Reports of Form 8-K

11

SIGNATURES

12

PART I - FINANCIAL INFORMATION

Item 1.

Financial statements

BBN GLOBAL CONSULTING, INC.

January 31, 2008 and 2008

BBN GLOBAL CONSULTING, INC.

Balance Sheets

	January 31, 2009	October 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,711	$7,905

TOTAL ASSETS	$8,711	$7,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$9,000	$14,069
Loans payable	20,794	8,750
Total Current Liabilities	29,794	22,819

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,995	49,995
Accumulated deficit	(80,838)	(74,669)
Total Stockholders’ Deficit	(21,083)	(14,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,711	$(7,905)

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2009	January 31, 2008
Operating expenses
Professional fees	$6,075	$1,500
General and administrative	94	—
	6,169	1,500
Loss from continuing operations before income taxes	(6,169)	(1,500)
Income taxes	—	—
Loss from continuing operations	(6,169)	(1,500)

Loss on sale of discontinued operations, net of tax	—	(33,542)
Net Loss	$(6,169)	$(35,042)
Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

Statements of Cash Flows

 (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,169)	$(35,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from sale of discontinued operations	—	33,542
Changes in net operating assets	(5,069)	1,500
Net Cash Used in Operating Activities	(11,238)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	—	(985)
Net Cash Provided by Investing Activities	—	(985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	12,044	—
Net Cash Provided by Financing Activities	12,044	—

NET INCREASE (DECREASE) IN CASH	806	(985)

CASH AT BEGINNING OF PERIOD	7,905	985
CASH AT END OF PERIOD	$8,711	$—

See accompanying notes to the financial statements.

BBN GLOBAL CONSULTING, INC.

January 31, 2008 and 2007

Notes to the Financial Statements

(Unaudited)

NOTE 1 -

ORGANIZATION

BBN Global Consulting, Inc. ("BBN" or the “Company”) was incorporated on March 15, 2005 under the laws of the State of Nevada. It was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three months ended January 31, 2009 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended October 31, 2008 as included in the Company’s annual report on Form 10-K as filed on January 28, 2009. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at January 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending January 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At January 31, 2009, the Company is currently inactive, and is now seeking merger opportunities. Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – LOAN PAYABLE

On November 3, 2008, the Company was advanced $3,250. The loan is payable on demand and bears no interest.

On January 13, 2009, the Company was advanced $1,294. The loan is payable on demand and bears no interest.

On January 23, 2009, the Company was advanced $3,750. The loan is payable on demand and bears no interest.

On January 26, 2009, the Company was advanced $3,750. The loan is payable on demand and bears no interest.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending January 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Item 4.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2009.

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

March 11, 2009

12