Form 10-Q
period 2009-04-30
EVOLUTION RESOURCES, INC.
filed 2009-06-12
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: April 30, 2009
Or

✓ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

EVOLUTION RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	333- 140306	20-2356853
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)

43 Yazoo Avenue

Clarksdale, Mississippi 38614

(Address of principal executive offices)

662-655-1077

(Registrant's telephone number)

BBN GLOBAL CONSULTING, INC

14 Charlotte Drive, Spring Valley, NY 10977

(Former name and address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐    Non-Accelerated Filer☐    Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☑   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,081,077 shares of Common Stock, as of June 8, 2009.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

FORM 10-Q

April 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

April 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

Balance Sheets

	April 30, 2009	October 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$881	$7,905

TOTAL ASSETS	$881	$7,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$1,500	$14,069
Loans payable	22,844	8,750
Total Current Liabilities	24,344	22,819

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 9,760,000 shares issued and outstanding	9,760	9,760
Additional paid-in capital	49,995	49,995
Accumulated deficit	(83,218)	(74,669)
Total Stockholders’ Deficit	(23,463)	(14,914)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$881	$(7,905)

See accompanying notes to the financial statements.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2009
Operating expenses
Professional fees	$1,500	$-
General and administrative	880	2,240

Loss from continuing operations before income taxes	(2,380)	(2,240)
Income taxes	-	-
Net Loss	$(2,380)	$(2,240)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

Statements of Operations

(Unaudited)

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008
Operating expenses
Professional fees	$7,575	$3,000
General and administrative	974	740

Loss from continuing operations before income taxes	(8,549)	(3,740)
Income taxes
Loss from continuing operations	(8,549)	(3,740)

Loss on sale of discontinued operations, net of tax	-	(33,542)
Net Loss	$(8,549)	$(37,282)
Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per common share- basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,760,000	9,760,000

See accompanying notes to the financial statements.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

(Unaudited)

	Six Months Ended April 30, 2009	Six Months Ended April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,549)	$(37,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from sale of discontinued operations	-	33,542
Increase (decrease) in accrued expenses	(12,569)	3,000
Net Cash Used in Operating Activities	(21,118)	(740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	-	(985)
Net Cash Used in Investing Activities	-	(985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	-	100
Loans from shareholder	14,094	5,500
Net Cash Provided by Financing Activities	14,094	5,600

NET INCREASE (DECREASE) IN CASH	(7,024)	3,875

CASH AT BEGINNING OF PERIOD	7,905	985
CASH AT END OF PERIOD	$881	$4,860

See accompanying notes to the financial statements.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

April 30, 2009 and 2008

Notes to the Financial Statements

(Unaudited)

NOTE 1 -ORGANIZATION

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

On May 27, 2009 (the “Merger Date”), BBN Global Consulting, Inc. (“BBN”), Evolution Resources, Inc. (“Evolution”) and Evolution Resources Acquisition Corp. (“ERAC”), a wholly-owned subsidiary of BBN, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on May 27, 2009 ERAC merged with and into Evolution, with Evolution remaining as the surviving corporation (the “Merger”).

As of the closing of the Merger, each issued and outstanding share of common stock of Evolution was converted into the right to receive 15,296,077 shares of the common stock of BBN. Following (i) the closing of the Merger and (ii) the cancellation of 7,975,000 shares of BBN’s common stock in connection with the Merger, the former shareholders of Evolution hold approximately 89.55% of the common stock of BBN.

On May 27, 2009, in connection with the Merger, the Company amended its articles of incorporation to change its name from BBN Global Consulting, Inc. to Evolution Resources, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three months ended April 30, 2009 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended October 31, 2008 as included in the Company’s annual report on Form 10-K as filed on January 28, 2009. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at April 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Releases No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

 of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

 of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

 of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of April 30, 2009 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended April 30, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At April 30, 2009, the Company is currently inactive. Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – LOANS PAYABLE

Loans payable of $22,844 are payable on demand and bear no interest.

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

Recently Issued Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002”), as amended by SEC Releases No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended September 30, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

 •

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

 of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•

 of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments. The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2008 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the three and six months ended April 30, 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2009.

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

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)

Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION RESOURCES, INC.
(Registrant)

/s/ Dennis McLaughlin
Dennis McLaughlin
Title: Chief Executive Officer and President
June , 2009

/s/ Christopher P. Chambers
Christopher P. Chambers
Title: Executive Vice President and
Principal Accounting Officer
June , 2009