Form 10-Q/A
period 2009-04-30
EVOLUTION RESOURCES, INC.
filed 2009-07-28
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

Yes ☐    No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,081,077 shares of Common Stock, as of June 8, 2009.

EVOLUTION RESOURCES, INC.

(Formerly BBN Global Consulting, Inc.)

FORM 10-Q/A

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
July 27, 2009

/s/ Christopher P. Chambers
Christopher P. Chambers
Title: Executive Vice President and
Principal Accounting Officer
July 27, 2009