Form 10-Q
period 2009-07-31
EVOLUTION RESOURCES, INC.
filed 2009-09-21
CIK 1387620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: July 31, 2009
Or

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

NA

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

Yes ☐   No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,081,077 shares of Common Stock, as of September 19, 2009.

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of July 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations For the Three Months Ended July 31, 2009 and For the Period from April 9, 2009 (Inception) through July 31, 2009 (Unaudited)	2

	Consolidated Statements of Cash Flows For the Three Months Ended July 31, 2009 and for the Period from April 9, 2009 (Inception) through July 31, 2009 (Unaudited)	3

	Notes to the Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures
		18
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheet at July 31, 2009 (unaudited), the unaudited Consolidated Statements of Operations for the three months ended July 31, 2009 and, for the period from inception April 9, 2009 through July 31, 2009, and unaudited Consolidated Statements of Cash, for the period from inception April 9, 2009 through July 31, 2009.

EVOLUTION RESOURCES, INC.

Consolidated Balance Sheet

July 31, 2009

(Unaudited)

ASSETS

CURRENT ASSETS:
Prepaid consulting expenses and license	$50,000
Total current assets	50,000

Prepaid financing	91,000
Fixed assets, net	5,486,219
Notes receivable	180,000
Goodwill	46,615
TOTAL ASSETS	$5,853,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,134,995
Accrued interest receivable	253,090
Notes payable	1,159,000

Total Current Liabilities	2,547,085

Derivative liability	11,779,198

Total Liabilities	14,326,283

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, Series A, at $0.001 par value; liquidation preference of $100 per share; 22,500 shares authorized; 12,000 shares issued and outstanding	32,479

Common stock at $0.001 par value; 74,000,000 shares authorized; 17,081,077 shares issued and outstanding	17,081
Additional paid-in capital	(16,750)
Deficit accumulated during the development stage	(8,505,259)
Total Stockholders’ Deficit	(8,472,449)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,853,834

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three Months Ended July 31, 2009 and

 For the Period from April 9, 2009 (Inception) through July 31, 2009

(Unaudited)

	Three Months Ended July 31, 2009	For the period from Inception April 9, 2009 through July 31, 2009

Revenue	$––	$––

Cost of revenue	––	––

Gross profit	—	––

Professional fees	125,941	125,941

General and administrative	266,050	266,050

Loss from operations	(391,991)	(391,991)

Other income (expense):

Loss on derivative liability	(8,113,268)	(8,113,268)
Total other income (expense)	(8,505,259)	(8,505,259)

Loss before income taxes	(8,505,259)	(8,505,259)
Income taxes	––	––

Net loss	$(8,505,259)	$(8,505,259)

Net loss per common share- basic and diluted	$(0.50)	$(0.50)
Weighted average number of common shares outstanding – basic and diluted	17,081,077	17,081,077

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended July 31, 2009 and

For the Period from April 9, 2009 (Inception) through July 31, 2009

(Unaudited)

	For the three months ended July 31, 2009	For the period From April 9, 2009 through July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,5058259)	$(8,505,259)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative liability	7,999,888	7,999,888
Changes in operating assets and liabilities
Prepaid expenses	(50,000)	(50,000)
Accrued expenses	487,748	487,748
Other	10,933	10,933

Net Cash Provided by Operating Activities	56,690	56,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from reverse acquisition	1,831	1,831

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Series A convertible preferred stock , net of cost of $35,000	32,479	32,479
Cash paid for debt issuance costs	(91,000)	(91,000)
Net Cash Provided By Financing Activities	58,521	58,521

NET INCREASE IN CASH	—	––

CASH AT BEGINNING OF PERIOD	—	––
CASH AT END OF PERIOD	$—	$––

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Interest paid	$—	$—

Income taxes paid	$—	$––

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements

NOTE 1 –ORGANIZATION

Evolution Resources, Inc. (“Evolution” or the “Company”), formerly BBN Global Consulting, Inc. (“BBN”). BBN was incorporated on March 15, 2005 under the laws of the State of Nevada. It was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. Since November 1, 2007 the Company has ceased operations, and all previous business activities have been discontinued. After the closing of the merger on May 27, 2009, as described below, BBN changed its name from BBN Global Consulting, Inc. to Evolution Resources, Inc. to reflect the activities or our principal business. Because of the merger, BBN ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

On May 27, 2009 (the “Merger Date”), BBN, Evolution and Evolution Resources Acquisition Corporation (“ERAC”), a wholly-owned subsidiary of Evolution entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on May 27, 2009 ERAC merged with and into Evolution, with Evolution remaining as the surviving corporation (the “Merger”).

As a result of the ownership interests of the former shareholders of Evolution, for financial statement reporting purposes, the merger between BBN and Evolution has been treated as a reverse acquisition with Evolution deemed the accounting acquirer and BBN deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (revised 2007) (“SFAS No. 141R”). The reverse merger is deemed a capital transaction and the net assets of Evolution (the accounting acquirer) are carried forward to BBN (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of BBN and the assets and liabilities of Evolution which are recorded at historical cost. The equity of BBN is the historical equity of Evolution retroactively restated to reflect the number of shares issued by BBN in the transaction.

On May 27, 2009, in connection with the Merger, the Company amended its articles of incorporation to change its name from BBN Global Consulting, Inc. to Evolution Resources, Inc. (the “Company”).

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

Evolution Resources, Inc. is a development stage company focused on the advancement of the production of cellulosic ethanol and biodiesel. Evolution’s business plan contains certain proposed projects that if successfully implemented and completed, will leverage existing assets and infrastructure to (a) significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities and (b) “repurpose” certain industrial facilities to provide key biofuels production components.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

The consolidated financial statements include the accounts of the Company at July 31, 2009 and for the period from April 9, 2009 (Inception) through July 31, 2009. All inter-company balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Licenses

The Company has adopted the guidelines as set out in Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) for the license. Under the requirements as set out in SFAS No. 142, licenses are stated at cost and amortized over their remaining legal lives, estimated useful lives or the term of the contracts, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets at the date of acquisition. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of its long-lived assets , which includes property, plant and equipment and goodwill annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

recorded equal to the difference between the asset’s carrying value and fair value. The Company determined that there were no impairments of long-lived assets as of July 31, 2009.

Discount on Series A convertible preferred stock

The Company has allocated the proceeds received from Series A convertible preferred stock between the underlying instruments and has recorded the conversion feature as a liability in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of SFAS No. 133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations.

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At July 31, 2009, the Company had not entered into any transactions which were considered hedges under SFAS No. 133.

Financial instruments

The Company evaluates its Series A convertible preferred stock to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS No. 133 and related interpretations including Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF Issue No. 00-19”). The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS No. 133 are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration. At inception, the fair value

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at July 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through Series A convertible preferred stock, which excludes 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock for the period from April 9, 2009 (Inception) through May 31, 2009.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 as of July 31, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements, other than those presented in the subsequent event footnote to the financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 30, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 30, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $8,505,259 at July 31, 2009, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

NOTE 4 – ACQUISITIONS

On July 14, 2009, Evolution entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company acquired all of the issued and outstanding common stock of Liquafaction Corporation (“Liqua Corp”) and fifty-three percent of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) (the shares of Liqu Corp and Liqua LLC are referred to collectively as the “Equity”). The purchase price of the Equity is as follows: (i) $35,000 upon the execution of this Agreement, to be paid from a prior deposit, (ii) a total of $30,000 due in equal weekly payments for eight weeks from the date hereof and (iii) $150,000 upon the earlier of the completion of the Moses Lakes project funding or 120 days from the date of the Agreement. Additionally, the Shareholder received a (i) warrant to purchase 1,150,000 shares of Buyer’s common stock at an exercise price of $7.00 per share and (ii) the right to receive additional warrants to purchase up to an additional 400,000 shares at an exercise price of $7.00 per share based on various performance objectives contained in the Agreement (collectively, the “Warrants”). The fair value of the warrants was $3,258,409 at acquisition, and $3,327,882 as of July 31, 2009. The changes in fair market value are included in the Consolidated Statement of Operations loss on derivatives totaling $5,426,789 as of July 31, 2009.

The primary reason for this acquisition was to obtain an immediate distribution vehicle for Evolution’s cellulosic ethanol.

The following table summarizes the preliminary fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$––
Property and equipment	5,486,219
Total assets	5,486,219
Less:
Total liabilities	2,059,425
Total purchase price	$3,426,794

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

The following pro forma information assumes the acquisition of the Equity occurred as of April 9, 2009, inception. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

As of July 31, 2009

	Evolution Resources, Inc. for the Period From April 9, 2009 (Inception) to July 31, 2009	Liquafaction Corporation for the Period From April 9, 2009 to July 31, 2009	Pro Forma Adjustments	Pro Forma as Adjusted

Total revenues	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Depreciation and amortization	—	—	182,874	182,874
Selling, general and administrative	391,991	—	—	391,991
Operating income (loss)	(391,991)	—	(182,874)	(44,168)

Other income (expense)	—	—	—	6,162

Net income (loss)	$(391,991)	$—	$182,874)	$(6,001,654)

Basic and diluted:
Net loss				$(0.35)

Weighted-average shares:
Basic and diluted				17,081,077

NOTE 5 – PREPAID CONSULTING EXPENSES AND LICENSE

Prepaid consulting expenses and license at May 31, 2009 consisted of the following:

Consulting	$20,000
Deposit	20,000
License	10,000
$50,000

Consulting Agreements

The Company has entered into a consulting agreement with Chrysalis Energy Partners, LLC to provide professional services through February 28, 2010. The Company is to pay $10,000 per month for these services. The first payment for June 2009 of $10,000 was paid on May 28, 2009 and is included in prepaid expenses.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

The Company has entered into a consulting agreement with Byrne & Company Limited on May 14, 2009 to provide consulting services as directed to develop a business plan and two fully functional financial models. The Company is to pay $10,000 per month for these services. The Company can terminate this agreement at any time with or without cause. A retainer payment of $5,000 was paid on May 28, 2009 and is included in prepaid expenses.

The Company has entered into a consulting agreement with Wilson Sonsini to provide consulting services commencing in June 2009 and ending twelve months later. The Company is to pay $10,000 per month for these services. A payment of $5,000 was made on May 28, 2009 and is included in prepaid expenses.

Licensing Agreement

On April 27, 2009, the Company entered into a licensing agreement with Bio-Process Innovation, Inc. (“BPI”) to license its patented and proprietary processes and associated yeast(s). The Company will have to pay a one time design/usage fee of $0.05 per gallon ethanol design capacity per year in two installments; 50% upon Project Commencement, as defined, and 50% upon the plant meeting production nameplate capacity over a period of two weeks operation. In addition BPI will charge a monthly Royalty fee equal to 4% of the Net Pre-Tax Revenues, as defined, from the sale of all products and co-products produced in each of the Company’s refineries.

The Company will be granted the exclusive and non-transferable rights to the use of BPI technologies associated with the production of ethanol and co-products from cellulosic biomass materials within the United States for an exclusivity fee of $1,500,000 paid in installments of no less than $25,000 per month with the total amount being paid within 24 months from the date of this agreement. After the 24 months the Company can keep this exclusivity for an annual maintenance fee of $150,000.

The Company prepaid BPI $10,000 on May 29, 2009 in association with this License.

NOTE 6 – NOTE RECEIVABLE

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold $215,000 aggregate principal amount of senior secured notes due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). A discount on the note was recorded totaling $35,000. Amortization on the discount totaled $0 for the period ended July 31, 2009.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

The Company had no property, plant and equipment as of April 9, 2009. As of July 31, 2009, property, plant and equipment consisted principally of the assets related to the Liqua Corp business acquired in the Agreement as follows:

Description	Total (In Thousands)
Production Facilities	5,486,219
Fixtures and equipment
Total cost
Accumulated Depreciation	(0)
Net property, plant and equipment	$5,486,219

Depreciation expense for the period ended July 31, 2009 was $0.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

Evolution’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 8 – NOTES PAYABLE

In connection with the acquisition of Liqua Corporation, 9% Promissory Notes totaling $1,159,000 were due and payable upon maturity of December 31, 2008.

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold $215,000 aggregate principal amount of senior secured notes due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants. Amortization on the debt discount totaled $0 for the period ended July 31, 2009.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On May 27, 2009, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Harborview Master Fund, L.P. (“Harborview”). Pursuant to the Purchase Agreement, Harborview purchased an aggregate of 22,500 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), for aggregate gross proceeds equal to $225,000. The purchase price will be paid as follows: (i) $120,000 was paid on the Merger Date, May 27, 2009 (ii) $55,000 will be paid upon the filing of a registration statement and (iii) $50,000 upon the effectiveness of the registration statement.

The Series A Preferred Stock shall not be entitled to receive any dividends, have a liquidation value of $100 per share and shall be entitled to vote together with the holders of the common stock of the Company, on an as converted basis.

The Series A Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be equal to the liquidation value of $100 divided by the lesser of (i) $1.00, as adjusted or (ii) 70% of the average (a) if the common stock of the Company is then listed or quoted on a trading market, the daily volume weighted average price of the common stock for such date, for the five trading day period preceding the conversion date; (b) if the common stock of the Company is not listed or quoted on a trading market but are then reported in the “Pink Sheets”, the most recent bid price per share, for the five trading day period preceding the conversion date; or (c) in all other cases, the fair market value of a share of common stock as determined by an independent.

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $120,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to

EVOLUTION RESOURCES, INC.

(A Development Stage Company)

July 31, 2009

Notes to the Consolidated Financial Statements (Continued)

$0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock. On date of issuance the fair value of the Series A Preferred Stock derivative liability was $1,302,380. At July 31, 2009, the fair value of the Series A Preferred Stock derivative liability was $1,387,468. The changes in the fair value of the warrants for the period ending July 31, 2009, is included in the Consolidated Statement of Operations loss on derivatives totaling $5,426,789.

As of July 31, 2009, there were 12,000 shares of Series A Preferred Stock outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through September 21, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

Effective August 4, 2009, Herbert Meyer was appointed as a member of the Board of Directors.

On August 10, 2009, Evolution Resources, Inc., a Nevada corporation (the “Company”) entered into a Membership Agreement (the “Membership Agreement”) with North Carolina University at Raleigh, NC (the “University”). As part of the Membership Agreement, the Company agreed to pay the University membership dues of $25,000 for membership during the period of June 1, 2009 through May 31, 2010 and additional membership dues of $25,000 for membership during the period of June 1, 2010 through May 31, 2011. In consideration for the payment of the membership dues, the Company will participate as a member of the Wood to Ethanol Research Consortium (“WERC”). The Company will receive prompt notice of all inventions made as a result of the research of the University and other members directly relating to the WERC. At such point, the Company will be entitled to negotiate a license for such inventions based on its level of participation with respect to filing for patent protection for the specified invention.

ITEM 2

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

Description of Property

Our principal offices are located at 43 Yazoo Ave, Clarksdale, Mississippi 38614, and our telephone number is (662) 655-1077. We currently do not have a website. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Overview

On May 27, 2009 (the “Merger Date”), BBN, and Evolution and Evolution Resources Acquisition Corporation (“ERAC”), a wholly-owned subsidiary of Evolution entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on May 27, 2009 ERAC merged with and into Evolution, with Evolution remaining as the surviving corporation (the “Merger”).

As a result of the ownership interests of the former shareholders of Evolution, for financial statement reporting purposes, the merger between BBN and Evolution has been treated as a reverse acquisition with Evolution deemed the accounting acquirer and BBN deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (revised 2007) (“SFAS No. 141R”). The reverse merger is deemed a capital transaction and the net assets of Evolution (the accounting acquirer) are carried forward to BBN (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of BBN and the assets and liabilities of Evolution which are recorded at historical cost. The equity of BBN is the historical equity of Evolution retroactively restated to reflect the number of shares issued by BBN in the transaction.

Evolution Resources, Inc. is a development stage company focused on the advancement of the production of cellulosic ethanol and biodiesel. Evolution’s business plan contains certain proposed projects that if successfully implemented and completed, will leverage existing assets and infrastructure to (a) significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities and (b) “repurpose” certain industrial facilities to provide key biofuels production components.

Plan of Operation

We are currently focused on building a team of industry experts to advise and assist our management as the project plans are developed. The team will include members from the scientific, financial, legal, and government policy communities who are all well experienced in the field of renewable fuels.

The strategic overview of Evolution as follows:

•

Development of an 4 million gallon per year (mmgy) cellulosic ethanol production facility located in an area with a large availability of straw biomass. The project is attractive as the initial cellulosic facility due to the fact that the site for a proposed facility has existing ethanol components and equipment, initial design work for the project has already been completed, and certain permits for ethanol production already exist at the site. These elements, combined with the goal of engineering and constructing a relatively small commercial scale production facility, provide the potential to complete the project and bring it online in as little as seven months.

•

Development of a 60 mmgy cellulosic ethanol production facility located adjacent to an existing pulping facility. The project will leverage the existing mill assets for the handling of large quantities of wood biomass and the capability to produce pulp cellulose, and will utilize a proprietary technology to convert the cellulose to fermentable sugars.

•

Development of an existing 20 mmgy biodiesel production facility that is currently hampered by the lack of affordable feedstock oils. The project includes the acquisition of a nearby oilseed crusher that was recently closed, and the plan calls for modifications to the crusher to activate it for soybeans, with the extracted oil to be shipped to the biodiesel facility and the meal to be sold in the local markets.

In order to fund the development of the projects, acquire certain assets, and perform the required engineering and construction work involved with each project, Evolution will need to raise approximately $82 million in a mix of equity, debt, and federal government grants/guarantees.

Presently, Evolution does not have any agreements or understandings to acquire, or secure access to, any of the projects, the land or facilities described above that would be necessary to develop these projects. As such, no assurance can be made that any of the above described projects will ever be developed.

Operations

As the formation of the Company is as of April 9, 2009, there are no comparative results of operations to prior periods. The acquisition of Liquafaction Corporation (“Liqua Corp”) and fifty-three percent of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) comparative results also have not been provided, as the Liqua Corp and Liqua LLC were in development stages and had no previous production. The operational expenses related to this acquisition would not be comparative with current operations.

Results of Operations

Revenues. From our inception to the period ended July 31, 2009, we have had no revenues. We do not expect to earn revenues in the near future.

Operating Expenses. From our inception to the period ended July 31, 2009, we incurred $391,991 in operating expenses.

Other Income and Expenses. From our inception to the period ended July 31, 2009, we recognized $5,426,789 related to derivative liabilities and changes in market values during the period.

Liquidity and Capital Resources

As of July 31, 2009, we had $0 cash on hand. We are in the very early stages of development.

Based on our cash flow projections, we expect that the net proceeds from our July 31, 2009, Securities Purchase Agreement with certain accredited investors pursuant to which we sold $215,000 aggregate principal amount of senior secured notes, will be sufficient to satisfy our cash needs for at least three to six months and to enable us to have sufficient capital liquidity to engage various consultant and independent contractors to implement our initial plans to develop the facilities discussed above. However, if our expenses exceed our expectations, we may exhaust such funds even sooner. In any event, we will likely seek to raise additional funds through public or private offerings of our securities during the next three to twelve months. If we are unable to raise additional funds on a timely basis or at all, any progress with respect to our exploration activities may be adversely affected.

Consultants and Independent Contractors. We have used and intend to use approximately $150,000 of the raise to obtain key biodiesel and ethanol industry consultants and independent contractors to assist us in the development of the facilities described above.

Presently, we do not have any agreements or understandings with any potential consultants or independent contractors. As such, no assurance can be made that we will be able to retain the appropriate people or, if we are able to retain people, that the terms will be favorable to us.

Critical Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company will maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its accounts receivable, accounts payable, accrued expenses, deferred revenue and notes payable that are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

Earnings (loss) per Common Share (“EPS”)

The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

Impairment of Long-Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment and intangible assets are not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting were effective as of July 31, 2009.

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

Sales by BBN

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

As of the closing of the Merger, each issued and outstanding share of common stock of Evolution was converted into the right to receive 15,296,077 shares of the common stock of BBN. Following (i) the closing of the Merger and (ii) the cancellation of 7,975,000 shares of BBN’s common stock in connection with the Merger, the former shareholders of Evolution will hold approximately 89.55% of the common stock of BBN.

In connection with the Merger, on May 27, 2009, BBN issued an aggregate of 15,296,077 shares of BBN common stock to the stockholders of Evolution in exchange for their Evolution common shares at the ratio of 203.9477 shares of BBN common stock for each share of Evolution common stock. The issuance was made pursuant to an exemption from registration requirements under Regulation D and or Section 4(2) of the Securities Act of 1933, as amended. In each case, we believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933.

Additionally, concurrent with the Merger, Evolution entered into a Purchase Agreement with certain accredited investors for the sale of an aggregate of 20,000 shares of Series A Convertible Preferred Stock (the “Investor Shares”), for aggregate gross proceeds equal to $225,000 (the “Purchase Price”).

Sales by Evolution

On April 9, 2009, Evolution sold 75,000 shares of our common stock in a private placement at $.01 per share to one individual. The issuance was made pursuant to an exemption from registration requirements under Regulation D and or Section 4(2) of the Securities Act of 1933, as amended. In each case, we believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933.

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold $215,000 aggregate principal amount of senior secured notes due November 30, 2009 and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”).

All sales of securities pursuant to Regulation D were part of the same offering. No sales of securities were made more than six months before the start of the Regulation D offerings or made more than six months after completion of the Regulation D offerings.

We did not, nor did any person acting on our behalf, offer or sell the securities by any form of general solicitation or general advertising.

Pursuant to the limitations on resale contained in Regulation D, we exercised reasonable care to assure that purchasers were not underwriters within the meaning of section 2(11) of the Act by inquiring of each and every purchaser the following: (1) that each purchaser was purchasing the securities for the purchaser's own account for investment purposes and not with a view towards distribution, and (2) that each purchaser had no arrangement or intention to sell the securities. Further, written disclosure was provided to each purchaser prior to the sale that the securities have not been registered under the Act and, therefore, cannot be resold unless the securities are registered under the Act or unless an exemption from registration is available.

All securities sold pursuant to Regulation D contained a restrictive legend on the share certificate stating that the securities have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the securities.

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
September 19, 2009

/s/ Christopher P. Chambers
Christopher P. Chambers
Title: Executive Vice President and
Principal Accounting Officer
September 19, 2009