Form 10-K
period 2009-10-31
EVOLUTION RESOURCES, INC.
filed 2009-11-27
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EVOLUTION RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	333- 140306	20-2356853
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)

143 Yazoo Avenue
Clarksdale, Mississippi 38614
(Address of principal executive offices)

(662)-655-1077
(Registrant's telephone number)

Securities registered under Section 12 (b) of the Exchange Act:
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

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,656,077 of Common Stock, as of November 27, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements,

•	economic, competitive, demographic, business and other conditions in our local and regional markets,

•	changes or developments in laws, regulations or taxes in the ethanol or energy industries,

•	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities,

•	competition in the ethanol industry,

•	the failure to obtain or loss of any license or permit,

•	changes in our business and growth strategy (including our plant building strategy and location strategy), capital improvements or development plans,

•	the availability of additional capital to support capital improvements and development, and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this registration statement.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. BUSINESS AND PROPERTIES

As used in this annual report, “we”, “us”, “our”, “Evolution”, “Company” or “our company” refers to Evolution Resources, Inc.

COMPANY HISTORY

Our Company

Evolution is a development stage company focused on the advancement of the production of cellulosic ethanol and biodiesel. Evolution’s business plan contains certain proposed projects that if successfully implemented and completed, will leverage existing assets and infrastructure to (a) significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities and (b) “repurpose” certain industrial facilities to provide key biofuels production components.

Company History

Evolution, formerly BBN Global Consulting, Inc. (“BBN”) was incorporated on March 15, 2005 under the laws of the State of Nevada. It was formed to be a consulting firm with a mission of providing strategic business planning and management consulting to small domestic companies and to assist medium sized companies in China and Brazil to establish a business presence in the United States. As of November 1, 2007 the Company had ceased operations, and all previous business activities were discontinued. After the closing of the merger on May 27, 2009, as described below, BBN changed its name from BBN Global Consulting, Inc. to Evolution Resources, Inc. to reflect the activities of our principal business. Because of the merger, BBN ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

On May 27, 2009 (the “Merger Date”), BBN, Evolution and Evolution Resources Acquisition Corporation (“ERAC”), a wholly-owned subsidiary of Evolution entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on May 27, 2009 ERAC merged with and into Evolution, with Evolution remaining as the surviving corporation (the “Merger”).

As a result of the ownership interests of the former shareholders of Evolution, for financial statement reporting purposes, the merger between BBN and Evolution has been treated as a reverse acquisition with Evolution deemed the accounting acquirer and BBN deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40 “Business Combinations – Reverse Acquisitions.”  The reverse merger is deemed a capital transaction and the net assets of Evolution (the accounting acquirer) are carried forward to BBN (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of BBN and the assets and liabilities of Evolution which are recorded at historical cost. The equity of BBN is the historical equity of Evolution retroactively restated to reflect the number of shares issued by BBN in the transaction.

On May 27, 2009, in connection with the Merger, the Company amended its articles of incorporation to change its name from BBN Global Consulting, Inc. to Evolution Resources. Inc.

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

Our principal offices are located at 143 Yazoo Ave, Clarksdale, Mississippi 38614, and our telephone number is (662) 655-1077.   Our website is www.evoresources.com

Industry Overview

On December 19, 2007 President Bush signed into law the Energy Independence and Security Act of 2007 (Energy Act of 2007).  The Energy Act of 2007 provides for an increase in the supply of alternative fuel sources by setting a mandatory Renewable Fuel Standard (RFS) requiring fuel producers to use at least 36 billion gallons of biofuel by 2022, 16 billion gallon of which must come from cellulosic derived fuel.  Additionally, the Energy Act of 2007 called for reducing U.S. demand for oil by setting a national fuel economy standard of 35 miles per gallon by 2020 – which will increase fuel economy standards by 40 percent and save billions of gallons of fuel.

In June 2008 the Food, Conservation and Energy Act of 2008 (Farm Bill) was signed into law.  The 2008 Farm Bill also modified existing incentives, including ethanol tax credits and import duties and established a new integrated tax credit of $1.01/gallon for cellulosic biofuels. The Farm Bill also authorized new biofuels loan and grant programs, which will be subject to appropriations, likely starting with the FY2010 budget request.

Historically, producers and blenders had a choice of fuel additives to increase the oxygen content of fuels. MTBE (methyl tertiary butyl ether), a petroleum-based additive, was the most popular additive, accounting for up to 75% of the fuel oxygenate market. However, in the United States, ethanol is replacing MTBE as a common fuel additive. While both increase octane and reduce air pollution, MTBE is a presumed carcinogen which contaminates ground water. It has already been banned in California, New York, Illinois and 16 other states. Major oil companies have voluntarily abandoned MTBE and it is scheduled to be phased out under the Energy Policy Act. As MTBE is phased out, we expect demand for ethanol as a fuel additive and fuel extender to rise. A blend of 5.5% or more of ethanol, which does not contaminate ground water like MTBE, effectively complies with U.S. Environmental Protection Agency requirements for reformulated gasoline, which is mandated in most urban areas.

Ethanol is a clean, high-octane, high-performance automotive fuel commonly blended in gasoline to extend supplies and reduce emissions. In 2004, according to the American Coalition for Ethanol, 3% of all United States gasoline was blended with some percentage of ethanol. The most common blend is E10, which contains 10% ethanol and 90% gasoline. There is also growing federal government support for E85, which is a blend of 85% ethanol and 15% gasoline.

Ethanol is a renewable fuel produced by the fermentation of starches and sugars such as those found in grains and other crops. Ethanol contains 35% oxygen by weight and, when combined with gasoline, it acts as an oxygenate, artificially introducing oxygen into gasoline and raising oxygen concentration in the combustion mixture with air. As a result, the gasoline burns more completely and releases less unburnt hydrocarbons, carbon monoxide and other harmful exhaust emissions into the atmosphere. The use of ethanol as an automotive fuel is commonly viewed as a way to reduce harmful automobile exhaust emissions. Ethanol can also be blended with regular unleaded gasoline as an octane booster to provide a mid-grade octane product which is commonly distributed as a premium unleaded gasoline.

Studies published by the Renewable Fuel Association indicate that approximately 8.1 billion gallons of ethanol were consumed in 2008 in the United States, and every automobile manufacturer approves and warrants the use of E10. Because the ethanol molecule contains oxygen, it allows an automobile engine to more completely combust fuel, resulting in fewer emissions and improved performance. Fuel ethanol has an octane value of 113 compared to 87 for regular unleaded gasoline. Domestic ethanol consumption has tripled in the last eight years, and consumption increases in some foreign countries, such as Brazil, are even greater in recent years. For instance, 40% of the automobiles in Brazil operate on 100% ethanol, and others use a mixture of 22% ethanol and 78% gasoline. The European Union and Japan also encourage and mandate the increased use of ethanol.

For every barrel of ethanol produced, the American Coalition for Ethanol estimates that 1.2 barrels of petroleum are displaced at the refinery level, and Informa Economics has calculated that over 64 billion gallons of ethanol have been produced in the United States since 1980.  As of October 2009, Informa Economics estimates that there is a total U.S. annual ethanol production capacity of 13.131 billion gallons, with 1.2 billion of that capacity currently idle.   According to a Mississippi State University Department of Agricultural Economics Staff Report in August 2003, a 10% ethanol blend results in a 25% to 30% reduction in carbon monoxide emissions by making combustion more complete. The same 10% blend lowers carbon dioxide emissions by 6% to 10%.

In the United States, ethanol is primarily made from starch crops, principally from the starch fraction of corn. Consequently, most of the production plants are concentrated in the grain belt of the Midwest, principally in Illinois, Iowa, Minnesota, Nebraska and South Dakota.

In the United States, there are two principal commercial applications for ethanol. The first is as an oxygenate additive to gasoline to comply with clean air regulations. The second is as a voluntary substitute for gasoline - this is a purely economic choice by gasoline retailers who may make higher margins on selling ethanol-blended gasoline, provided ethanol is available in the local market. The U.S. gasoline market is currently approximately 170 billion gallons annually, so the potential market for ethanol (assuming only a 10% blend) is 17 billion gallons per year. Increasingly, motor manufacturers are producing flexible fuel vehicles (particularly sports utility vehicle models) which can run on ethanol blends of up to 85% (known as E85) in order to obtain exemptions from fleet fuel economy quotas. There are now in excess of 5 million flexible fuel vehicles on the road in the United States and automakers will produce several millions per year, offering further potential for significant growth in ethanol demand.

Cellulose to Ethanol Production

In a 2002 report, “Outlook for Biomass Ethanol Production Demand,” the U.S. Energy Information Administration found that advancements in production technology of ethanol from cellulose could reduce costs and result in production increases of 40% to 160% by 2010. Biomass (cellulosic feedstock) includes agricultural waste, woody fibrous materials, forestry residues, waste paper, municipal solid waste and most plant material. Like waste starches and sugars, they are often available for relatively low cost, or are even free. However, cellulosic feedstock is more abundant, global and renewable in nature. These waste streams, which would otherwise be abandoned, land-filled or incinerated, exist in populated metropolitan areas where ethanol prices are higher.

Sources and Availability of Raw Materials

The U.S. DOE and USDA in its April 2005 report “Biomass as Feedstock for a Bioenergy and Bioproducts Industry: The Technical Feasibility of a Billion-Ton Annual Supply” found that about one billion tons of cellulosic materials from agricultural and forest residues are available to produce more than one-third of the current U.S. demand for transportation fuels.

Operational Plan

Evolution’s management believes the renewable energy sector is in a unique situation.  The American Recovery and Reinvestment Act of 2009 have five main objectives in spending the $787 billion dollars that has been allotted.  The objectives are:

    1.           To preserve and create jobs and to promote economic recovery
    2.           To assist those most impacted by the recession
    3.           To provide investments needed to increase economic efficiency by spurring technological advances in science and health
    4.           To invest in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits
    5.           To stabilize State and local government budgets in order to minimize and avoid reduction in essential services and counterproductive state and local tax increases.

The recession hit the renewable energy industry very hard.  The loss of jobs and reduction in incomes impacted the US miles driven by billions of miles. This took the pressure off the demand for gasoline thereby creating an oversupply thus significantly reducing the price at the pump. This left a number of renewable energy projects that were not well capitalized in financial trouble.   There are some assets that are in the right locations and priced to allow for the potential of a significant increase in value when the economy returns and the demand for energy increases.

Evolution Resources has researched and discovered a number of these opportunities in the States of Washington, Mississippi, and Louisiana.  The Company’s management believes it can repurpose and upgrade the assets acquired at a significant discount.  The team is also in a position to test new technologies and to provide renewable energy at a cost competitive price.  New grant and low interest loan programs are available from the Federal and State agencies through the Department of Energy, Department of Agriculture, Department of Defense and State Economic Development agencies that were allocated stimulus money to revitalize and expand the renewable energy industry.  These programs will allow not only significant leveraging of the equity dollars but matching of these dollars with grants on a one for one basis and in some cases a five to one match.

The Company is concentrating the majority of its efforts on projects in Washington state and the Louisiana Delta area, where it has garnered significant governmental support from these two states.  Economic conditions in this region have deteriorated to the extent that changes in certain industrial sectors are critical for the livelihood of many of the towns and cities.  Evolution is actively engaged with state and local governments, as well as regional economic development authorities, who are assisting with the development of the Company’s project plans.

The Company’s business plan contains certain proposed projects that will leverage existing distressed assets and infrastructure to:

a)           Significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities
b)           “Repurpose” distressed industrial facilities to provide key biofuels production systems
c)           Beat the competition to profitable production of renewable fuels

The projects involve the production of cellulosic ethanol – ethanol produced from biomass sources such as wood chips, straws, and other plant matter.

We are currently focused on building a team of industry experts to advise and assist our management as the project plans are developed. The team includes members from the scientific, financial, legal, and government policy communities who are all well experienced in the field of renewable fuels.

The projects that the Company is pursuing include the following:

•
Development of a 4 million gallon per year (mmgy) cellulosic ethanol production facility located in an area with a large availability of straw biomass in the Moses Lake, Washington area. The project is attractive as the initial cellulosic facility due to the fact that the site for a proposed facility has existing ethanol components and equipment, initial design work for the project has already been completed, and certain permits for ethanol production formerly existed at the site. These elements, combined with the goal of engineering and constructing a relatively small commercial scale production facility, provide the potential to complete the project and bring it online in as little as seven months.

•
Development of a 60 mmgy cellulosic ethanol production facility to be located adjacent to an existing wood pulping facility. The project will leverage the existing pulping assets for the handling of large quantities of wood biomass and the capability to produce pulp cellulose, and will utilize a proprietary technology to convert the cellulose to fermentable sugars.  Although the Company is in negotiations with the owners of the pulp mill related to this project, it does not have any definitive agreements to acquire, or secure access to the land and facilities involved that would be necessary to develop this project.

Critical to the Company’s project plans is the establishment of a team of expert engineers and experienced consultants well versed in the renewable fuels sector.  Pursuant to this goal, Evolution has contracted certain parties to work with the Company in the development of its business plan, the acquisition or licensing of suitable technologies, financial analysis and modeling, and the development of strategic relationships.

In order to fund the development of the projects, acquire certain assets, and perform the required engineering and construction work involved with each project, Evolution will need to raise approximately $200 million in a mix of equity, debt, and federal and state government grants/guarantees.

Evolution has completed the acquisition of Liquafaction Corporation that will allow the Company to pursue the 4 million gallon per year cellulosic ethanol project described in the first bullet point above, which is located in Moses Lake, WA, an area that contains a high concentration of wheat straw.  This project will be relatively small in scope and will make use of existing assets at the location that were at one time used for producing ethanol from corn and barley feedstocks.  Accordingly, Evolution envisions this project as an ideal pilot project for future commercial scale cellulosic ethanol projects in that the time to engineer and construct the site will be relatively short so that the cellulosic technologies may be vetted on the order of months, rather than years.  The Company has contracted with Bio-Process Innovation, Inc. (“BPI”), a company with proprietary technologies for the conversion of renewable resources, (biomass, starches, sugars, MSW, and food processing wastes streams) to higher value fuels and chemicals.  Dr. Clark Dale, an experienced expert in fermentation and cellulosic processes, is BPI’s President, and is the technical director for the Moses Lake project.

Evolution has applied for a U.S. Department of Energy “Demonstration of Integrated Biorefinery Operations” grant to assist with the financing of the Moses Lake project.  Additionally, Evolution has applied for a $1 million loan from the state of Washington through its Energy Efficiency and Renewable Energy Loan and Grant Program.  Evolution has subsequently learned that that it has been selected as a recipient of the loan, and is now in the process of finalizing the loan contract with the Washington State Economic Development office.

Another important member of the team that the Company has assembled is Mr. Tom Byrne, principle of Byrne & Company, Ltd., with whom Evolution has a consulting arrangement.  Byrne & Company has over 29 years experience within various disciplines of the renewable energy industry, specializing in providing services such as feasibility studies, business plans, project development and management, and financial modeling.  They have extensive experience in renewable energy projects involving grain-based ethanol, biodiesel, algae to energy, and cellulosic to energy.  Byrne & Company's core competency is the ability to understand scientific, marketing, management, and transportation processes and concepts, and to utilize that understanding in building a financial model to test the commercial viability of renewable energy projects.

Evolution has also participated in a research consortium called the “Wood Ethanol Research Consortium” (“WERC”), which was formed to provide a technical and economic analysis of repurposing pulp and paper mills for the production of ethanol from cellulosic sources.  The WERC has drawn strong industrial support over the past three years for the innovative concept of repurposing uneconomical Kraft pulp mills at low capital and high efficiency to profitable ethanol plants.  The WERC was led in part by Dr. Richard Phillips, the former senior vice president of technology for International Paper Company, currently an adjunct professor at North Carolina State University, which hosted the WERC.  The Company currently has a consulting arrangement with Dr. Phillips. During his 34 years with International Paper, Dr. Phillips worked in a variety of manufacturing and technical assignments. As senior vice president of technology, Phillips had responsibility for Manufacturing and Engineering Services, Research and Development, Safety and Environment.  In addition, Phillips was Project Director for International Paper’s Pulp and Paper mill and eucalyptus plantation project in Brazil.  He has authored more than 30 journal articles and holds 8 United States patents, with two new patent applications filed related to WERC.

Evolution’s management team has spent the last four years working in the renewable fuels industry and through this experience has identified the opportunities described above.  It has built a team of industry experts to advise and assist the Company’s management as the project plans are developed. The team includes members from the scientific, financial, legal, and government policy communities who are all well experienced in the field of renewable fuels.

ITEM 1A. RISK FACTORS

We have a no operating history, and our business may not be successful.

We are currently in an early stage of our business plan. We have no operating history with respect to the construction and operation of biodiesel refineries. Our limited operating history makes it difficult for potential investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general. Investors should evaluate an investment in our company in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services and technologies. Despite best efforts, we may never overcome these obstacles to achieve financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for necessary financing, the provision of necessary feedstock sources, engineering, procurement and construction services and the sale and distribution of our biodiesel fuel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that our investors will not lose their entire investment.

We have yet to attain profitable operations and because we will need additional financing to fund our activities, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue to operate as a going concern is fully dependent upon our ability to obtain sufficient financing to continue our development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from our operation. We will be required to raise additional financing to fully implement our entire business plan.

There is no guarantee that we will ever operate profitably or even receive positive cash flows from full operations.

Need for ongoing financing

Our business plan depends on the completion of our cellulosic based ethanol production project. Our proposed cellulosic based ethanol facilities will require approximately $200 million of funding to execute. We will be relying on additional financing, and would benefit from funding from such sources as The Energy Policy Act grants and loan guarantee programs. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

The continued credit crisis and related turmoil in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve or if there is any other disruptions to the global economy on a short or long tem basis.  We currently have no commitments for funding and there can be no assurance that we will be able to obtain additional funding in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders will be reduced, shareholders may experience additional dilution, and such securities may have rights, preferences and privileges senior to those of our common stock. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and would most likely result in a lower stock price.

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to raise capital, which could have an adverse impact on our ability to meet our capital commitments and flexibility to react to changing economic and business conditions.  The changing credit markets due to the past and current credit crisis could have a negative impact on our lenders or our customers, causing them to fail to meet their obligations to us.  Additionally, demand for our services and products depends on activity and expenditure levels in the ethanol industry, which are negatively impacted by reduced availability of credit and private or public financing alternatives, lack of consumer confidence and falling oil and gas prices.

Our results of operations, financial condition and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies.

Our results are substantially dependent on many different commodity prices, especially prices for biodiesel, ethanol, petroleum diesel, feedstock and materials used in the construction of our refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses.

Biodiesel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel may also affect the investment market, and our ability to raise investor capital. Although market prices for biodiesel rose to near-record levels during 2005 and have gone up since then, they have drastically decreased in the past twelve months. Future decreases in the prices of biodiesel or petroleum diesel may have a material adverse effect on our financial condition and future results of operations.

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions, factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages or quality control issues of feedstock providers. Such a shortage or quality control issues could require us to suspend operations until feedstock of acceptable quality is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstocks.

Changes in the price and availability of our feedstock may hinder our ability to generate revenues and may result in plant shutdowns.

Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. As a result, increased feedstock prices may result in decreased profits and we may even be forced to shut down our plants, either temporarily or permanently. If we continue to experience a sustained period of high feedstock prices, such pricing may reduce our ability to generate revenues and our profit margins will decrease, and these decreases may be significant.

The raw materials and energy necessary to produce cellulosic ethanol may be unavailable or may increase in price, adversely affecting our business, results of operations and financial condition.

The principal raw material we plan to use to produce ethanol and its co-products is biomass from wood chips, wheat straw, and other sources. Changes in the price of biomass can significantly affect our business. In general, rising feedstock prices result in lower profit margins and, therefore, represent unfavorable market conditions. This is especially true since market conditions generally do not allow us to pass along increased biomass prices to our customers because the price of ethanol is primarily determined by other factors, such as the supply of ethanol and the price of oil and gasoline. At certain levels, biomass prices may even make ethanol production uneconomical depending on the prevailing price of ethanol.

The price of biomass can be influenced by general economic, market and regulatory factors. These factors include weather conditions, crop conditions and yields, farmer planting decisions, government policies and subsidies with respect to agriculture and international trade and global supply and demand. The significance and relative impact of these factors on the price of biomass is difficult to predict. Any event that tends to negatively impact the supply of biomass will tend to increase prices and potentially harm our business. Additional increases in cellulosic ethanol production could further boost demand for biomass and result in increases in biomass prices. The production of ethanol also requires a significant and uninterrupted supply of other raw materials and energy, primarily water, electricity and natural gas. The prices of electricity and natural gas have fluctuated significantly in the past and may fluctuate significantly in the future. Local water, electricity and gas utilities may not be able to reliably supply the water, electricity and natural gas that our facilities will need or may not be able to supply those resources on acceptable terms. Any disruptions in the ethanol production infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could prevent timely deliveries of biomass or other raw materials and energy and may require us to halt production which could have a material adverse effect on our business, results of operations and financial condition.

The market price of ethanol is volatile and subject to large fluctuations, which may cause our profitability or losses to fluctuate significantly.

The market price of ethanol is volatile and subject to large fluctuations. The market price of ethanol is dependent upon many factors, including the supply of ethanol and the price of gasoline, which is in turn dependent upon the price of petroleum which is highly volatile and difficult to forecast. Fluctuations in the market price of ethanol may cause our profitability or losses to fluctuate significantly.

The United States ethanol industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in such legislation or regulation could have a material adverse effect on our results of operations and financial condition.

The production of ethanol is made significantly more competitive by federal tax incentives. The federal excise tax incentive program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell regardless of the blend rate. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.45 per gallon tax credit for each gallon of ethanol used in the mixture, and up to $1.01 per gallon if produced from cellulosic sources. The federal excise tax incentive program may not be renewed prior to its expiration in 2010, or if renewed, it may be renewed on terms significantly less favorable than current tax incentives. The elimination or significant reduction in the federal excise tax incentive program could have a material adverse effect on our results of operations.

Waivers or repeal of the national RFS minimum levels of renewable fuels included in gasoline could have a material adverse affect on our results of operations.

Shortly after passage of the Energy Independence and Security Act of 2007, which increased the minimum mandated required usage of ethanol, a Congressional sub-committee held hearings on the potential impact of the new national RFS on commodity prices. While no action was taken by the sub-committee towards repeal of the new national RFS, any attempt by Congress to re-visit, repeal or grant waivers of the new national RFS could adversely affect demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

Strategic relationships on which we may rely are subject to change.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators, transportation, logistics and marketing services providers and biodiesel customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will use the business relationships of management in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of our management leave our company. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

Competition may impair our success.

We face competition from other producers of biodiesel and ethanol with respect to the procurement of feedstock, and biomass, respectively, obtaining suitable properties for the construction of biodiesel and ethanol plants and selling biodiesel, ethanol and related products. Such competition could be intense, driving up the cost of feedstock and biomass, and driving down the price for our products. Competition will likely increase as the price of energy, and in particular oil, rises. Additionally, new companies are constantly entering the market, increasing the competition.

Larger foreign-owned and domestic companies who have been engaged in this business for substantially longer periods of time, such as vertically integrated oil, agricultural and food supply companies, including Conoco-Phillips, Chevron, Tyson, Purdue, ADM, Cargill and Bunge, and independent companies such as Imperium Renewables, Inc. and Green Earth Fuels, LLC all have access to greater resources. The same is true for more established companies who decide to enter into our industry. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, and may have greater access to feedstock and biomass, market presence, economies of scale, financial resources and engineering, technical and marketing capabilities, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition and could also have a negative impact on our ability to obtain additional capital from investors.

Our business is subject to local legal, political, and economic factors which are beyond our control.

We believe that the current political environment for construction of biodiesel and ethanol plants is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, ethanol, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel fuel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls, and import and/or export controls. Any changes in biodiesel fuel, ethanol fuel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Environmental risks and regulations may adversely affect our business.

All phases of designing, constructing and operating biodiesel and ethanol refineries present environmental risks and hazards. We are subject to environmental regulation implemented or imposed by a variety of federal, state and municipal laws and regulations as well as international conventions. Among other things, environmental legislation provides for restrictions and prohibitions on spills and discharges (particularly with respect to plant wastewater discharge), as well as emissions of various substances produced in association with biodiesel and ethanol fuel operations. Legislation also requires that facility sites be operated, maintained, abandoned and reclaimed in such a way that would satisfy applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability, as well as potentially increased capital expenditures and operating costs.

The presence or discharge of pollutants in or into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such presence or discharge. If we are unable to remediate such conditions economically or obtain reimbursement or indemnification from third parties, our financial condition and results of operations could be adversely affected.

Lack of diversification may increase our risk.

Larger companies have the ability to manage their risk through diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we could potentially be impacted more by factors affecting the biodiesel and ethanol industries or the regions in which we operate than we would if our business were more diversified.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties require us to forfeit property rights and may affect the value of our assets or our ability to conduct our business. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operation.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations will require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities. Our ability to obtain, sustain, or renew such licenses and permits on acceptable, commercially viable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain or extend a license or a loss of any of these licenses or permits may have a material adverse effect on our operations and financial condition.

Technological advances could cause our plants to become uncompetitive or obsolete.

It is possible that technological advances in the processes and procedures for processing biodiesel and ethanol could make the processes and procedures that we utilize at our plants less efficient or obsolete. Our plants will be single-purpose facilities and have no use other than the production of biodiesel and ethanol, as the case may be, and associated products. Much of the cost of each plant will be attributable to the cost of production technology which may be impractical or impossible to update. If we are unable to adopt or incorporate technological advances, our biodiesel and ethanol production methods could be less efficient than those of our competitors. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel and ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which may be unavailable and/or could result in significant expenditures. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

If demand for biodiesel fails to grow at the same rate as planned supply, the excess production capacity will adversely impact our financial condition.

Based upon estimates by the National Biodiesel Board, the estimated annual production capacity of plants currently under construction far exceeds the current estimated annual consumption of biodiesel. In a study prepared for the National Biodiesel Board, LECG, LLC predicts that the national demand for biodiesel fuel will increase to only 650 million gallons by 2015, far below the expected production capacity. If biodiesel production capacity continues to expand at its current pace, and demand does not grow to meet the available supply, excess production capacity will result and drive biodiesel prices lower.

Our business may suffer if we are unable to attract or retain talented personnel.

As of October 31, 2009, we had four full-time equivalent employees. Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management, as well as other personnel. We have a relatively small but very effective management team, and the loss of a key individual or inability to attract suitably qualified replacements or additional staff could adversely affect our business. We may also experience difficulties in certain jurisdictions in our efforts to obtain and/or retain suitably qualified staff willing to work in such jurisdictions. Our success depends on the ability of management and employees to interpret market and technical data correctly, as well as to respond to economic, market and other conditions. No assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills will be found. If we are unable to attract and retain key personnel and additional employees, our business may be adversely affected.

Competition from other sources of fuel may decrease the demand for our biodiesel and ethanol.

Diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, numerous other domestic fuels are currently under development and may prove to be more cost-efficient and displace biodiesel and/or ethanol as an environmentally-friendly alternative. If diesel prices do not continue to increase or if a new fuel is developed to compete with biodiesel and ethanol, it may be difficult to market our fuels, which could result in decreased revenues.

Competition from other diesel fuel lubricity additives may be a less expensive alternative to our biodiesel, which would cause us to lose market share and adversely affect our ability to generate revenues.

The EPA has issued regulations to reduce the amount of sulfur in diesel fuel in order to improve air quality. The removal of sulfur from diesel fuel reduces its lubricity which must be corrected with fuel additives, such as biodiesel which has inherent lubricating properties. Our proposed biodiesel plants are expected to compete with producers of other diesel additives having similar lubricity values as biodiesel, such as petroleum-based lubricity additives. Many major oil companies produce these petroleum-based lubricity additives and strongly favor their use because they may be used in lower concentrations than biodiesel. In addition, much of the infrastructure in place is for petroleum-based additives. As a result, petroleum-based additives may be more cost-effective than biodiesel. Therefore, it may be difficult to market our biodiesel as a lubricity additive, which could adversely affect our ability to generate revenues.

Risks Related to Our Common Stock; Liquidity Risks

Pursuant to the Merger, we became a public company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

• changes in our industry
• competitive pricing pressures
• our ability to obtain working capital financing
• additions or departures of key personnel
· limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative   pricing pressure on the market price for our common stock

• sales of our common stock
• our ability to execute our business plan
• operating results that fall below expectations
• loss of any strategic relationship
• regulatory developments
• economic and other external factors
• period-to-period fluctuations in our financial results

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. Our common stock is traded on the OTC Bulletin Board system under the symbol “EVLN”.  As a result, investors may be unable to sell their shares of our common stock. We cannot predict how liquid the market for our common stock might become.

As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the effectiveness of a registration statement or upon expiration of statutory holding periods, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of all other stockholders.

One of our stockholders holds approximately 67.89% of our current outstanding shares of common stock at November 27, 2009.  They may be able to exert significant control over our affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may, among other things, adversely affect the market price of our common stock or result in actions that may not be in the best interests of all our stockholders.

You could be diluted from the issuance of additional common stock.

As of October 31, 2009, we had 17,581,077 shares of common stock outstanding and 22,500 shares of series A preferred stock outstanding.  We are authorized to issue up to 74,000,000 shares of common stock and 1,000,000 of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership. Further, such issuance may result in a change of control of our corporation.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

You should consider the United States federal income tax consequences of owning our securities.

There are risks associated with the United States federal income tax consequences of owning our common stock. Because the tax consequences of owning our common stock are complex and certain tax consequences may differ depending on the holder's particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the United States federal income tax treatment currently applicable to owning our common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results.

It may be time consuming, difficult, and costly for us to develop and implement the additional internal controls, processes, and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

The Company received a going concern paragraph in the report from its auditors.

In their report dated October 31, 2009, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without any adequate fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan we may be unable to remain in business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES (SEE ITEMS 1 AND 2 – BUSINESS AND PROPERTIES)

ITEM 3. LEGAL PROCEEDINGS

From time to time we are subject to litigation which, if successful, could exceed applicable insurance coverage.  We are not currently a party to any legal proceedings which are not incidental to our routine business or that we believe will have a material adverse affect on our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for the period ended October 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol "EVLN".

On October 31, 2009, the closing sale price for our common shares, as reported by the OTCBB, was $4.00 per share, there were 17,581,077 shares of common stock outstanding and there were approximately 49 record holders of our common stock.

Dividend Policy

The Company has never paid any cash dividends on our capital stock and does not anticipate paying any cash dividends on the common shares in the foreseeable future. The Company intends to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion should be reviewed in conjunction with our audited financial statements and accompanying notes included in this report for the year ended October 31, 2009.

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

Overview

Evolution Resources, Inc. is a development stage company focused on the advancement of the profitable production of cellulosic ethanol and biodiesel. Our business plan contains certain proposed projects that if successfully implemented and completed, will leverage existing assets and infrastructure to (a) significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities and (b) “repurpose” certain industrial facilities to provide key biofuels production components.

We are currently focused on building a team of industry experts to advise and assist our management as the project plans are developed. The team will include members from the scientific, financial, legal, and government policy communities who are all well experienced in the field of renewable fuels.

Corporate History

We were incorporated in the State of Nevada in March 2005.

On May 27, 2009, the Company, Evolution Resources, Inc., a Delaware corporation (“Evolution”) and Evolution Resources Acquisition Corp. (“ERAC”), a wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger. Pursuant to the terms of the Merger Agreement, ERAC merged with and into Evolution, with Evolution remaining as the surviving corporation and as our sole wholly-owned subsidiary.  After the closing of the merger, we changed our name from BBN Global Consulting, Inc. to Evolution Resources, Inc. to reflect the business of our principal subsidiary. Because of the merger, we ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

As of the closing of the merger, each issued and outstanding share of common stock of Evolution was converted into the right to receive 15,296,077 shares of our common stock, which constitutes approximately 89.55% of our outstanding common stock.

Prior to the merger, we were a shell company, and we had no assets or liabilities. As a result of the merger transaction described above, the financial statements presented are our consolidated financial statements including our wholly-owned subsidiary, Evolution (which is the operating entity).

Recent Events

On July 14, 2009, Evolution entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company acquired all of the issued and outstanding common stock of Liquafaction Corporation (“Liquafaction”) and 53% of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) (the shares of Liquafaction and Liqua LLC are referred to collectively as the “Equity”). The purchase price of the Equity is as follows: (i) $35,000 upon the execution of this Agreement, to be paid from a prior deposit, (ii) a total of $30,000 due in equal weekly payments for eight weeks from the date hereof and (iii) $150,000 upon the earlier of the completion of the Moses Lakes project funding or 120 days from the date of the Agreement. Additionally, the seller received a (i) warrant to purchase 1,150,000 shares of Buyer’s common stock at an exercise price of $7.00 per share and (ii) the right to receive additional warrants to purchase up to an additional 400,000 shares at an exercise price of $7.00 per share based on various performance objectives contained in the Agreement (collectively, the “Warrants”). The fair value of the warrants was $3,258,409 at acquisition, and $3,403,273 as of October 30, 2009. The changes in fair market value are included in the Consolidated Statement of Operations loss on derivatives totaling $4,151,660 as of October 31, 2009.

Liquafaction, both individually and through Liqua Ethanol, LLC of which Liquafaction owns 53%, owns an idle corn ethanol facility located in Moses Lake, Washington. The Company intends to convert the facility into a large demonstration/small commercial-scale bio-refinery that produces ethanol and associated co-products from wheat straw.

Liqua LLC is a subsidiary of Liquafaction, however it has no operations, no assets or liabilities, and therefore the Company has not shown any related minority interest on the balance sheet or income statement. Any future operations will be reported accordingly.

In July, 2009, in conjunction with the acquisition of Liquafaction, the Company formed Moses Lake Biorefinery, LLC, in the state of Washington. At October 31, 2009, Moses Lake Biorefinery had no operations, no assets or liabilities. It was formed for future operations related to the liquafaction acquisition.

On July 31, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes due November 30, 2009 (the “Notes”) and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”).

The Notes bear interest at a rate of 18% per annum, which is payable quarterly beginning on October 1, 2009. The Notes are secured by (i) substantially all of our assets and subsidiaries and (ii) the pledge of our entire equity interest in each of our subsidiaries. The Notes are guaranteed by each of our subsidiaries. We and all of our subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, we have the option to repay the Notes prior to the due date.

On October 30, 2009, the Company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recognized a $1,403,273 accounting gain on the cancellation of the warrants and the issuance of 500,000 common shares at market value.

Projects

The proposed projects include the following:

•
Development of a 4 million gallon per year (mmgy) cellulosic ethanol production facility located in an area with a large availability of straw biomass. The project is attractive as the initial cellulosic facility due to the fact that the site for the proposed facility has existing ethanol components and equipment, initial design work for the project has already been completed, and certain permits for ethanol production already exist at the facility. These elements, combined with the goal of engineering and constructing a relatively small commercial scale production facility, provide the potential to complete the project and bring it online in as little as seven months.

•
Development of a 60 mmgy cellulosic ethanol production facility to be located adjacent to an existing pulping facility. The project will leverage the existing mill assets for the handling of large quantities of wood biomass and the capability to produce pulp cellulose, and will utilize a proprietary technology to convert the cellulose to fermentable sugars.

In order to fund the development of the projects, acquire certain assets, and perform the required engineering and construction work involved with each project, we will need to raise approximately $200 million in a mix of equity, debt, and federal government grants/guarantees.

Presently, Evolution has completed the acquisition of Liquafaction Corporation that will allow the Company to pursue the 4 million gallon per year project described in the first bullet point above.  Although the Company is in negotiations for the next bullet point project described above, it does not have any agreements or understandings to acquire, or secure access to, that project, the land or facilities described above that would be necessary to develop this project. As such, no assurance can be made that the above-described projects will ever be developed.

Plan of Operations

The renewable energy sector is in a unique situation.  The American Recovery and Reinvestment Act of 2009 have five main objectives in spending the $787 billion dollars that has been allotted.  The objectives are:

    1.           To preserve and create jobs and to promote economic recovery
    2.           To assist those most impacted by the recession
    3.           To provide investments needed to increase economic efficiency by spurring technological advances in science and health
    4.           To invest in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits
    5.           To stabilize State and local government budgets in order to minimize and avoid reduction in essential services and counterproductive state and local tax increases.

The recession hit the renewable energy industry very hard.  The loss of jobs and reduction in incomes impacted the US miles driven by billions of miles.  This took the pressure off the demand for gasoline and creating an oversupply thus significantly reduces the price at the pump.  This left a number of renewable energy projects that were not well capitalized in financial trouble.   There are some assets that are in the right locations and priced to allow for the potential of a significant increase in value when the economy returns and the demand for energy increases.

Evolution Resources has researched and discovered a number of these opportunities in the States of Washington, Mississippi, and Louisiana.  The team assembled can repurpose and upgrade the assets acquired at a significant discount.  The team is also in a position to test new technologies and to provide renewable energy at a cost competitive price.  New grant and low interest loan programs are available from the Federal and State agencies through the Department of Energy, Department of Agriculture, Department of Defense and State Economic Development agencies that were allocated stimulus money to revitalize and expand the renewable energy industry.  These programs will allow not only significant leveraging of the equity dollars but matching of these dollars with grants on a one for one basis and in some limited cases a five to one match.

The Company is concentrating the majority of its efforts on projects in the Mississippi and Louisiana Delta area, where it has garnered significant governmental support from these two states.  Economic conditions in this region have deteriorated to the extent that changes in certain industrial sectors are critical for the livelihood of many of the towns and cities.  Evolution is actively engaged with state and local governments, as well as regional economic development authorities, who are assisting with the development of the Company’s project plans.

The Company’s business plan contains certain proposed projects that will leverage existing distressed assets and infrastructure to:

a)           Significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities
b)           “Repurpose” distressed industrial facilities to provide key biofuels production systems
c)           Beat the competition to profitable production of renewable fuels

The projects involve the production of cellulosic ethanol – ethanol produced from biomass sources such as wood chips, straws, and other plant matter – and the production of biodiesel – a fuel made from animal fats or vegetable oils.

Evolution’s management team has spent the last three years working in the renewable fuels industry and through this experience has identified the opportunities described above.  It has built a team of industry experts to advise and assist the Company’s management as the project plans are developed. The team includes members from the scientific, financial, legal, and government policy communities who are all well experienced in the field of renewable fuels.

Financial Summary for the period from April 9, 2009 (“inception”) to October 31, 2009

Revenue: From inception to the period ended October 31, 2009, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expense: From inception to the period ended October 31, 2009, we incurred $893,619 in operating expenses which consisted of professional and management fees of $428,741, depreciation and amortization of $254,250 and general and administrative expenses of $210,628.

Other Income and Expenses:   From inception to the period ended October 31, 2009, we recognized $4,151,660 related to a loss on derivative liabilities and changes in market values during the period.  We recognized a gain of $1,403,273 on the cancellation of warrants in conjunction with the Liquafaction acquisition, and $45,022 in interest expense for the period ended October 31, 2009.

Liquidity and Capital Resources

As of October 31, 2009, we had $2,221 cash on hand. We are in the very early stages of development.  We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities to implement our business and growth plan and to meet our liquidity needs going forward.  However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital that become available to the Company, further capital needs will be needed and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

Consultants and Independent Contractors

Presently, we have certain agreements or understandings consultants and independent contractors. As such, no assurance can be made that we will be able to retain these consultants or other appropriate consultants/contractors or, if we are able to retain new consultants/contractors, that the terms will be favorable to us.

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations for the remainder of 2009 and 2010. Whether we have positive cash flow in 2011 depends on whether we are able to continue to finance our current business plan and successfully complete our cellulosic ethanol facility. Failure to obtain such financing would have an adverse impact on financial position and results of operations and ability to continue as a going concern.

During the period from our inception to October 31, 2009, we have incurred an operating loss net of tax of $5,005,571.  This operating loss was offset by the extraordinary gain of $10,346,857 on the acquisition of Liquafaction which resulted in net income of $5,341,286. At October 31, 2009 we had negative working capital (current assets less current liabilities) of $1,362,652.

During the period ended October 31, 2009, our net cash from operating activities was $11,311,470.

Net Cash from Continuing Operations - Investing Activities

For the year ended October 31, 2009 net cash used in investing activities was $11,750,130 which was primarily the result of a gain on the Liquafaction acquisition of $10,346,857 and a gain on the cancellation of warrants of $1,403,273.

Net Cash from Continuing Operations – Financing Activity

Net cash provided by our financing activities was $440,000 for the year ended October 31, 2009. During this period, we received $225,000 in convertible debt that was converted into common stock.  In addition, we received $215,000 in notes payable.

Credit Facilities and Loans

On August 17, 2009, in conjunction with the acquisition of Liquafaction, Evolution applied for a grant/loan provided by the Washington State Department of Commerce. The Company applied for the grant in order to assist funding efforts toward its planned cellulosic ethanol project located in Moses Lake, Washington.

The Washington state loan/grant application follows an application made by the Company in June of this year for a grant provided by the U.S. Department of Energy (“DOE”) entitled “Demonstration of Integrated Biorefinery Operations” for the same cellulosic ethanol project in Moses Lake, Washington.

The Company was notified that it was selected as a recipient to be awarded a Washington State loan although no funds have been received by the Company as of October 31, 2009. The Company will utilize the work it has completed in preparing for these grants/loans as a basis for additional federal funding applications going forward.

Critical Accounting Policies

Use of Estimates

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

Revenue Recognition

We are currently a developmental-stage company and have minimal operational revenues to date. The company follows the guidance in accordance with the principles of ASC 605-10, “Revenue Recognition” from 1) sales of ethanol from our production facilities when (a) persuasive evidence that an agreement exists; (b) the products have been delivered; (c) the prices are fixed and determinable and not subject to refund or adjustment; and (d) collection of the amounts due is reasonably assured and inventory held for sale is sold.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

Trade Receivables

Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  Management of the Company has established an allowance for doubtful accounts based on their estimate of uncollectible accounts and is established based on historical performance that is tracked by the Company on an ongoing basis.  Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of October 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Project Development

Project development costs will be either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives.

Fair Value of Financial Instruments

ASC-825-10, “Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its accounts receivable, accounts payable, accrued expenses, deferred revenue and notes payable that are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

Earnings per Common Share

The Company complies with ASC 260-10, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes

The Company complies with ASC 740-10, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

Impairment of Long-Lived Assets:

In accordance with ASC 360-10-35, “Plant, Property and Equipment – Subsequent Measurement," long lived assets such as property and equipment and intangible assets are not subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Derivative Instruments

The Company accounts for derivatives in accordance with ASC 815-10, “Derivatives & Hedging – and Related Disclosures” and the related interpretations. ASC 815-10 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At October 31, 2009, the Company had not entered into any transactions which were considered hedges under ASC 815-10.  In conjunction with the issuance of Series A convertible preferred stock, the Company has accounted for the embedded derivative liability in accordance with ASC 815-15, “Derivatives & Hedging – Embedded Derivatives” and performs a mark to market analysis at the end of each reporting period.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Annual Results of Operations

Revenue

From our inception through the period ended October 31, 2009, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expenses

From our inception through the period ended October 31, 2009, we incurred $893,619 in operating expenses which consisted of professional and management fees of $428,741, depreciation and amortization of $254,250 and general and administrative expenses of $210,628.

Legal and Accounting Expense

From our inception through October 31, 2009, we incurred $99,445 in legal and accounting expense.  $77,445 was related to various normal course of business operations legal fees and $12,000 in accounting fees related to various reviews and filings with the Securities and Exchange Commission.

Research and Development Expense

From our inception to the period ended October 31, 2009, we have had no research and development expense.

Interest Expense

From inception through October 31, 2009, we incurred $45,002 in interest expense $35,002 related to interest bearing notes payable acquired in the Liquafaction acquisition, and $10,000 related to the issuance of the Harborview notes payable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit these exposures.

ITEM 8. FINANCIAL STATEMENTS

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-1 of this Form 10-K and are incoporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants related to accounting and financial disclosure for the period ended October 31, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of October 31, 2009

Our principal executive officer and our principal accounting officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal accounting officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended October 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at October 31, 2009. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Dennis G. McLaughlin	43	Chairman & Chief Executive Officer	May 2009
Christopher P. Chambers	44	Executive Vice President & Chief Accounting Officer	May 2009
Hank Cohen	38	Director	September 2007
Herbert E. Myer	63	Director	August 2009

The Company’s Directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s Board of Directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Dennis McLaughlin - Chief Executive Officer, President and Chairman of the Board

Dennis McLaughlin was appointed as the Chief Executive Officer, President and Director of the Company in connection with the Merger. He has served as Chairman of the Board of Directors for Evolution Fuels, Inc. (a publicly traded company) since September 2005 and as CEO since February 2006.  Mr. McLaughlin has served as Chairman of the Board of Directors for Big Star Informative Media (a publicly traded company) since October 2009.  He has served as CEO and Chairman of Apollo Resources International, Inc. (a publicly traded company) since October of 2004. He was CEO of Blue Wireless & Data, Inc. (a publicly traded company) from June 2004 through April 2005, and served as Chairman from June 2004 to 2007. He was CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) from September 2003 to January 2005. Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991. Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Christopher P. Chambers - Executive Vice President, Chief Accounting Officer

Christopher “Kit” Chambers was appointed as the Chief Accounting Officer and Director of the Company in connection with the Merger. He has been Secretary and Executive Vice President of Evolution Fuels Inc. since November 8, 2005. He has served on the Board of Directors for Big Star Informative Media (a publicly traded company) since October 2009.  Mr. Chambers has been Secretary of Apollo Resources International Inc. since October of 2004 and serves as its Vice President. Mr. Chambers served as the President of Blue Wireless & Data Inc. (a publicly traded company) from September 27, 2005 to September 13, 2006 and served as its Corporate Secretary from July 2004 to September 13, 2006. He served as the Chief Executive Officer of Blue Wireless & Data Inc., from May 3, 2005 to September 27, 2005. He served as Chief Operating Officer and Secretary of Ocean Resources Inc., (a publicly traded company) from October 2003 to January 2005.  From January 1999 to December 2001, he was employed by Aurion Technologies LLC, as Vice President of Operations, then as Vice President of Sales Engineering. From March 1994 to December 1998, he served as Vice President, Software Development of Aurora Natural Gas LP. From January 1998 to February 2004, he served as an independent consultant in the film and video industry in Dallas, Texas. He has served as Director of Apollo Resources International Inc. from November, 2004. He served as a Director of Blue Wireless & Data Inc. from July 2004 to September 13, 2006. Mr. Chambers received a Bachelor of Science degree from the University of Oklahoma in 1989.

Hank Cohn - Director

Hank Cohn is currently serving as President and Chief Executive Officer of PracticeOne, Inc., an integrated software and services company for physicians. He is also executive Vice President at Galaxy Ventures, LLC, a closely-held investment fund with a multi-pronged investment strategy concentrating in the areas of bond trading and early stage technology investments. Mr. Cohn acts as Portfolio Manager for investments. Mr. Cohn is also a member of the Board of Directors of Crystal International Travel Group, Inc. (CINT.OB) and Analytical Surveys, Inc. (ANLT). From March 2007 to August 2007, Hank Cohn was the sole officer and director of International Food and Wine Consultants, Inc. a company trading on the OTCBB. Mr. Cohn holds an MBA in finance and investments from Baruch College.

Herbert E. Myer - Director

Mr. Meyer is founder of Real-World Intelligence Inc., a company that designed intelligence systems for corporations throughout the world. He is also President of Storm King Press, a publishing company whose books and DVDs are sold worldwide. In addition, Mr. Meyer is host and producer of The Siege of Western Civilization, a DVD outlining the threats to our security, our economy, and our culture that has become an international best-seller. Mr. Meyer also serves as a member of the Board of Directors for Evolution Fuels, Inc. During the Reagan Administration, Mr. Meyer served as Special Assistant to the Director of Central Intelligence and Vice Chairman of the CIA’s National Intelligence Council. In these positions, he managed production of the U.S. National Intelligence Estimates and other top-secret projections for the President and his national security advisers. Mr. Meyers is widely credited with being the first senior US Government official to forecast the collapse of the Soviet Union—a forecast for which he later was awarded the U.S. National Intelligence Distinguished Service Medal, the Intelligence Community’s highest honor. Formerly an associate editor of Fortune, he has authored several books including The War Against Progress, Real-World Intelligence, and Hard Thinking. Mr. Meyer and his wife, Jill, are co-authors of How to Write, which is among the world’s most widely used writing handbooks. Mr. Meyer’s essays on intelligence and politics have been published in The Wall Street Journal, National Review Online, Policy Review, and The American Thinker. He is a frequent guest on leading television and radio talk shows.

Election of Directors and Officers

Holders of our Common Stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted by our Articles of Incorporation. The holders of the Preferred Shares are entitled to appoint one representative as a member of our Board of Directors.

Our Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of shareholders and until the director’s successor is elected and qualified.

Compensation of Independent Directors

Each member of our board of directors who is not an employee of the Company (a “non-employee director”) may receive an annual retainer in cash and/or shares of our Common Stock as determined by the board of directors and all directors will be reimbursed for costs and expenses related to attending meetings of the board of directors, though such compensation has not yet been established.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

ITEM 11. EXECUTIVE COMPENSATION

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus ($)	Other Annual Compensation (# of shares of Common Stock)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation ($)
Dennis G. McLaughlin Chairman of the Board Chief Executive Officer	2009	0	0	0	0	0	0	0

Christopher P. Chambers, Principal Accounting Officer Director	2009	0	0	0	0	0	0	0

Hank Cohen, Director	2009	0	0	0	0	0	0	0
Herbert E. Myer, Director	2009	0	0	0	0	0	0	0

Employment Agreements

We have not entered into employment agreements with our executive officers as October 31, 2009. We may also issue to our officers and directors cash compensation, restricted stock grants or grants of stock options on terms and conditions to be determined by our board of directors or designated committee.

Compensation of Directors

The Company did not provide for issuances of its securities through a stock option plan or even have a committee to approve such agreement. We intend to provide our directors with compensation for their service on our board of directors, though such compensation has not yet been established.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2009, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class
Common	Dennis G. McLaughlin, Chairman & Chief Executive Office	0	0.00%
Common	Christopher P. Chambers, Vice President & Principal Accounting Officer	15,296,077	89.55%
Common	Hank Cohen	25,000	*

	All officers and directors as a group (3 persons)	15,321,077	89.55%
	All officers, directors and 5% holders as a group (3 persons)	15,321,077	89.55%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of October 31, 2009, our authorized capital stock consists of 74,000,000 shares of common stock, par value $0.001, and 1,000,000 authorized shares of preferred stock, par value $0.001. As of October 31, 2009, there were 17,581,077 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote, and 22,500 shares of series A convertible preferred stock issued and outstanding. The Series A preferred stock has a liquidation preference of $100 per share and voting rights along with the common stockholders. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issued upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to the Company’s early stage of development, the Company relies on external financing to fund its daily operations.  The company relies on Evolution Fuels, Inc. (“Fuels”), a company under common control by a group of shareholders to fund its operating expenses.  These advance funding transactions are non-interest bearing and do not have a due date and continue to accrue and are included in accounts payable.  The Company cannot guarantee that it will be able to repay these funds to Fuels and will continue to accrue going forward until the Company’s operations are fully self funded.  These are recorded on the Company’s books as accounts payable.

Since inception, all company staff is contracted through OSA, LLC (“OSA”), a company under common control by one major shareholder of Evolution.  At October 31, 2009, the Company had 4 full time equivalent employees and management services fees of $90,987 for the period April 9, 2009 to October 31, 2009. These advance funding transactions are non-interest bearing and do not have a due date and continue to accrue.  The Company cannot guarantee that it will be able to repay these funds to OSA and will continue to accrue going forward until the Company’s operations are fully self funded.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    a.) Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our financial statements included in Form 10-Q for the years ended October 31, 2009 were $12,000.

    b.) Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2009.

    c.) Tax Fees: No fees were billed for tax services for the year ended October 31, 2009.

    d.) All Other Fees:  No fees were billed for other professional services other than those described above at October 31, 2009.

ITEM 15. EXHIBITS

The following documents are filed as a part of this Report.

Exhibit Number                                Exhibit Description

2.1
First Amendment to Stock Purchase Agreement, dated as of July 28, 2009, between Evolution and Mark Mollo (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2009 and incorporated by reference).

2.2
Agreement and Plan of Merger, dated as of May 27, 2009 by and between BBN Global Consulting, Inc., Evolution Resources Acquisition Corp. and Evolution Resources, Inc. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009and incorporated by reference).

3.1	Amended and Restated Articles of Incorporation (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009and incorporated by reference).

3.2	Bylaws (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009and incorporated by reference).

3.3
Certificate of Designation of Series A Convertible Preferred Stock (Filed as an exhibit to the Company’s  Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009and incorporated by reference).

3.4
Amendment to Certificate of Designation After Issuance of Class or Series (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2009and incorporated by reference).

4.1
$215,000 Secured Promissory Note issued by Evolution to Harborview Master Fund, L.P. on July 31, 2009  (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on  August 6, 2009and incorporated by reference).

4.2
Amended and Restated Warrant to Purchase 1,000,000 shares of common stock of Evolution issued to Harborview Master Fund on October 30, 2009 (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2009 and incorporated by reference).

4.3
Security Agreement, dated July 31, 2009 between Evolution and Harborview Master Fund, L.P. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2009and incorporated by reference).

4.4
Guaranty, dated July 31, 2009 between Evolution and Harborview Master Fund, L.P. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2009and incorporated by reference).

4.5
Pledge Agreement, dated July 31, 2009 between Evolution and Harborview Master Fund, L.P. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2009and incorporated by reference).

4.6
Account Control agreement, dated July 31, 2009 between Evolution and Harborview Master Fund, L.P. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2009and incorporated by reference).

4.7
Warrant to Purchase 1,150,000 shares of common stock of Evolution issued to Mark Mollo on July 14, 2009 (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on July 29, 2009and incorporated by reference).

10.01
Securities Purchase Agreement, dated July 31, 2009 between Evolution and Harborview Master Fund, L.P. (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on August 6, 2009and incorporated by reference).

10.2
Series A Convertible Stock Purchase Agreement, dated May 27, 2009 between Evolution and various accredited investors (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009and incorporated by reference).

10.3
Registration Rights Agreement, dated May 27, 2009 between Evolution and various shareholders of BBN (Filed as an exhibit to the Company’s Form 8-K, filed with the Securities and Exchange Commission on June 2, 2009 and incorporated by reference).

21.1   Subsidiaries of the Registrant

31.1           Rule 13a-14(a) Certification of Principal Executive Officer (Filed herewith).

31.2           Rule 13a-14(a) Certification of Principal Financial Officer (Filed herewith).

32.1           Section 1350 Certification of Principal Executive Officer (Filed herewith).

32.2           Section 1350 Certification of Principal Financial Officer (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Evolution Resources, Inc.

November 27, 2009	By:	/s/ Dennis G. McLaughlin
Name Dennis G. McLaughlin
Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Evolution Resources, Inc. hereby constitutes and appoints Dennis G. McLaughlin and Christopher P. Chambers, or either of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments (including post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated therein.

Signature		Date

/s/ Dennis G. McLaughlin	Chairman and Chief Executive Officer	November 27, 2009
Dennis G. McLaughlin

/s/ Christopher P. Chambers	Executive Vice President, Principal Accounting Officer and Director	November 27, 2009
Christopher P. Chambers

/s/ Hank Cohen	Director	November 27, 2009
Hank Cohen

/s/ Herbert E. Myer	Director	November 27, 2009
Herbert E. Myer

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Evolution Resources, Inc.
Clarksdale, Mississippi

We have audited the accompanying consolidated balance sheets of Evolution Resources, Inc.  (the “Company”) as of October 31, 2009 and the related statements of operations, stockholders’ equity and cash flows for the period from April 9, 2009 (inception) through October 31,2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and the results of its operations and its cash flows for the period from April 9, 2009 (inception) through October 31,2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues. Net income for the period was $5,341,286 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
November 27, 2009

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet

October 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,221
Prepaid expenses	56,781
Total current assets	59,002

Property and equipment, net of accumulated depreciation of $93,000	10,538,970
Equipment, net held for sale	5,150,000
Exclusivity agreement	1,500,000
Capitalized issuance expense	57,667
Total assets	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,079,152
Accrued interest payable	282,502
Current portion of deferred liability	60,000
Total current liabilities	1,421,654

Deferred liability, net of current portion	1,440,000
Notes payable, net of discount of $53,750	1,320,250
Derivative liability	4,392,823
Deferred income tax liability	1,335,322
Total liabilities	9,910,049

Stockholders’ equity:
Convertible preferred stock, Series A, at $0.001 par value; 1,000,000 authorized, liquidation preference of $100 per share; 22,500 shares authorized; 22,500 shares issued and outstanding	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,581,077 shares issued and outstanding	17,581
Additional paid-in capital	1,982,750
Income accumulated during the development stage	5,341,286
Total stockholders’ equity	7,395,590
Total liabilities and stockholders’ equity	$17,305,639

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Operations

For the Period from April 9, 2009 (Inception) through October 31, 2009

Revenue:	$-

Operating expenses:
Professional fees	337,754
Management services	90,987
Depreciation and amortization	254,250
General and administrative	210,628
Total operating expenses	893,619
Loss from operations	(893,619)
Other expense (income):
Interest expense	45,022
Gain on the exchange of warrants	(1,403,273)
Loss on derivative liability	4,151,660
Other income	(16,779)
Total other expense (income), net before taxes	2,776,630
Loss from continuing operations	(3,670,249)
Income tax provision	(1,335,322)
Net loss from continuing operations	(5,005,571)
Extraordinary gain on acquisition, net of taxes	10,346,857
Net income	$5,341,286
Net income (loss) per common share
Loss per common share from continuing operations - basic and diluted	$(0.29)
Net income per common share from extraordinary gain on acquisition - basic and diluted	$0.59
Net income per common share	$0.30
Weighted average number of common shares outstanding - basic and diluted	17,581,077

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 9, 2009 (Inception) through October 31, 2009
	Preferred Stock (Shares)	Preferred Stock ($)	Discount on Preferred Stock ($)	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Income Accumulated During the Development Stage	Total Stockholders’ Equity
Balance at April 9, 2009 (Inception)	—	—		9,760,000	9,760	49,995	(83,218)	(23,463)
Reverse acquisition	—	—		7,321,077	7,321	(66,745)	83,218	23,794
May 28, 2009 - sale of 12,000 shares of Series A Convertible Preferred Stock for $120,000 with discount of $120,000	12,000	120,000	(120,000)	—	—	—	—	—
June 16, 2009 - sale of 5,000 shares of Series A Convertible Preferred Stock for $50,000 with discount of $50,000	5,000	50,000	(50,000)	—		—	—	—
June 26, 2009 - sale of 5,500 Shares of Series A Convertible Preferred Stock for $55,000 with discount of $55,000	5,500	55,000	(55,000)	—	—	—	—	—
Issuance of shares for cancellation of acquisition warrants	—	—		500,000	500	1,999,500	—	2,000,000
Amortization of discount on preferred shares	—	—	53,973	—	—	—	—	53,973
Net income	—	—	—	—	—	—	5,341,286	5,341,286
Balance at October 31, 2009	22,500	$225,000	$(171,027)	17,581,077	$17,581	$1,982,750	$6,676,608	$7,395,590

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

.
For the Period from April 9, 2009 (Inception) through October 31, 2009

Cash flows from operating activities:
Net income	$5,341,286
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Derivative liability	4,229,732
Discount on note payable	(215,000)
Discount on preferred stock	(171,027)
Depreciation and amortization	254,250
Capitalized issuance costs	(57,667)
Other	23,794
Changes in operating assets and liabilities:
Prepaid expenses	(56,781)
Exclusivity agreement	(1,500,000)
Accounts payable and accrued liabilities	627,561
Deferred liability	1,500,000
Income taxes payable	1,335,322
Net cash provided by operating activities	11,311,470

Cash flows from investing activities:
Gain on cancellation of warrants	(1,403,273)
Gain on acquisition	(10,346,857)
Net cash used in investing activities	(11,750,130)

Cash flows from financing activities:
Sale of Series A convertible preferred stock	225,000
Cash from note payable	215,000
Net cash provided by financing activities	440,000

Net decrease in cash and cash equivalents	1,340
Cash and cash equivalents, beginning of year	881
Cash and cash equivalents, end of year	$2,221

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$-
Cash paid during the period for income taxes	$-

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
October 31, 2009

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION

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

As a result of the ownership interests of the former shareholders of Evolution, for financial statement reporting purposes, the merger between BBN and Evolution has been treated as a reverse acquisition with Evolution deemed the accounting acquirer and BBN deemed the accounting acquiree under the purchase method of accounting in accordance with ASC 805-10-40, “Business Combinations – Reverse Acquisitions”.  The reverse merger is deemed a capital transaction and the net assets of Evolution (the accounting acquirer) are carried forward to BBN (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of BBN and the assets and liabilities of Evolution which are recorded at historical cost. The equity of BBN is the historical equity of Evolution retroactively restated to reflect the number of shares issued by BBN in the transaction.

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

Evolution is a development stage company focused on the advancement of the production of cellulosic ethanol and biodiesel. Evolution’s business plan contains certain proposed projects that if successfully implemented and completed, will leverage existing assets and infrastructure to (a) significantly shorten the time frame required to establish commercial scale cellulosic ethanol production facilities and (b) “repurpose” certain industrial facilities to provide key biofuels production components.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-K and Article 8 of Regulation S-X.

The consolidated financial statements include the accounts of the Company at October 31, 2009 and for the period from April 9, 2009 (“Inception”) through October 31, 2009. All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Fiscal year end

The Company elected October 31, as its fiscal year ending date.

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

Licenses

The Company has adopted the guidelines as set out in ASC 350-10 “Intangibles, Goodwill and Other” for licenses. Under the requirements as set out in ASC 350-10, licenses are stated at cost and amortized over their remaining legal lives, estimated useful lives or the term of the contracts, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35 “Property, Plant and Equipment – Subsequent Measurement”, the Company reviews the carrying value of its long-lived assets , which includes property, plant and equipment and licenses annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company determined that there were no impairments of long-lived assets as of October 31, 2009.

Discount on Series A convertible preferred stock

The Company has allocated the proceeds received from Series A convertible preferred stock between the underlying instruments and has recorded the conversion feature as a liability in accordance with ASC 815-10, “Derivative and Hedging – and Related Disclosures”,  and related interpretations. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of ASC 815-10 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations.

Derivatives

The Company accounts for derivatives in accordance with ASC 815-10, “Derivative and Hedging – and Related Disclosures”, ASC 815-10 as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At October 31, 2009, the Company had not entered into any transactions which were considered hedges under ASC 815-10.  In conjunction with the issuance of Series A convertible preferred stock, the Company has accounted for the embedded derivative liability in accordance with ASC 815-15, “Derivatives & Hedging – Embedded Derivatives” and performs a mark to market analysis at the end of each reporting period.

Financial instruments

The Company evaluates its Series A convertible preferred stock to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815-15, “Derivatives and Hedging – Embedded Derivatives”, and related interpretations including ASC 815-40, “Derivatives and Hedging – Contracts in Entities Own Equity”.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815-10, “Derivative and Hedging – and Related Disclosures”, are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration. At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

Fair value of financial instruments

The Company has adopted and follows ASC 820-10, “Fair Value Measurements and Disclosures” for measurement and disclosures about fair value of its financial instruments.  ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by ASC 820-10 described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivilants equivalents, prepayments and other current assets, accounts payable and accrued expenses, accrued interest taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at October 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

Revenue recognition

The Company follows the guidance of ASC 605-10, “Revenue Recognition” to recognize revenue related to its operations. The Company recognizes revenue when it is realized or realizable and earned less estimated future returns. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured and inventory held for sale is sold.

Income taxes

The Company accounts for income taxes under ASC 740-10, “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

ASC 740-10-25, “Income Taxes – Recognition” addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  ASC 740-10-40, “Income Taxes – De-recognition”, provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260-10, “Earnings per Share”, Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through Series A convertible preferred stock, which excludes 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock for the period from April 9, 2009 (Inception) through October 31, 2009.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an operating loss net of tax of $5,005,571 at October 31, 2009, with no revenues since inception.  Net income for the period was $5,341,286 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009.

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

NOTE 4 – ACQUISITIONS

On July 14, 2009, Evolution entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company acquired all of the issued and outstanding common stock of Liquafaction Corporation (“Liquafaction”) and fifty-three percent of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) (the shares of Liquafaction and Liqua LLC are referred to collectively as the “Equity”). The purchase price of the Equity is as follows: (i) $35,000 upon the execution of this Agreement, to be paid from a prior deposit, (ii) a total of $30,000 due in equal weekly payments for eight weeks from the date hereof and (iii) $150,000 upon the earlier of the completion of the Moses Lakes project funding or 120 days from the date of the Agreement. Additionally, the Shareholder received a (i) warrant to purchase 1,150,000 shares of Buyer’s common stock at an exercise price of $7.00 per share and (ii) the right to receive additional warrants to purchase up to an additional 400,000 shares at an exercise price of $7.00 per share based on various performance objectives contained in the Agreement (collectively, the “Warrants”). The fair value of the warrants was $3,258,409 at acquisition, and $3,403,273 as of October 30, 2009. The changes in fair market value are included in the Consolidated Statement of Operations loss on derivatives totaling $4,151,660 as of October 31, 2009.

Liqua LLC is a subsidiary of Liquafaction, however it has no operations, no assets or liabilities, and therefore the Company has not shown any related minority interest on the balance sheet or income statement. Any future operations will be reported accordingly.

In July, 2009, in conjunction with the acquisition of Liquafaction, the Company formed Moses Lake Biorefinery, LLC, in the state of Washington. At October 31, 2009, Moses Lake Biorefinery had no operations, no assets or liabilities. It was formed for future operations related to the liquafaction acquisition.

On August 17, 2009, in conjunction with the acquisition of Liquafaction, Evolution applied for a grant/loan provided by the Washington State Department of Commerce. The Company applied for the grant in order to assist funding efforts toward its planned cellulosic ethanol project located in Moses Lake, Washington.

On October 30, 2009, the company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recognized a $1,403,273 gain on the cancellation of the warrants and the issuance of 500,000 common shares at market value.

The objective of this project is to convert a former idled corn ethanol facility into a pilot-scale biorefinery that produces ethanol and associated co-products from wheat straw in order to test biomass pretreatment and enzymatic hydrolysis technology on a relatively small scale prior to final engineering and construction of a larger 3 million gallon/year cellulosic production facility at the same location. The planned facility will utilize the area’s abundant wheat straw for conversion into high value co-products: ethanol, single cell protein, lignin, and syrup. The larger facility is designed to profitably produce approximately 3 million gallons of ethanol per year from 54,000 tons of wheat straw through the implementation of a number of highly effective and efficient process technologies.

The Washington state loan/grant application follows an application made by the Company in June of this year for a grant provided by the U.S. Department of Energy (“DOE”) entitled “Demonstration of Integrated Biorefinery Operations” for the same cellulosic ethanol project in Moses Lake, Washington.

Although there is no guarantee that the Company will be awarded the grant funds that it has requested, the Company will utilize the work it has completed in preparing for these grants as a basis for additional federal funding applications.

The primary reason for this acquisition was to obtain an immediate distribution vehicle for Evolution’s cellulosic ethanol.

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed the period ended October 31, 2009 and the date of acquisition, July 14, 2009.  The initial valuation of was based on preliminary fair values assigned to the assets prior to the third party evaluation.

	October 31, 2009	July 14, 2009
Inventory available for sale	$5,150,000	$-
Property and equipment	177,070	5,486,219
Total assets	15,781,970	5,486,219
Less:
Liabilities	1,868,749	2,059,425
Total acquisition price	$3,473,364	$3,426,794

Evolution Resources purchase price totaled $3,473,363 for the Liquafaction acquisition.  The excess of the fair value of the assets acquired and liabilities assumed over the purchase price was allocated to negative goodwill. In accordance with ASC 350-20, “Intangibles, Goodwill and Other”, the negative goodwill was recorded as an extraordinary gain on acquisition.  The excess of assets acquired over liabilities assumed of $13,913,221.

The initial preliminary valuation of the assets of Liquafaction was calculated on July 14, 2009 and was valued at $5,486,219. The books and records of Liquafaction were not well kept from inception through July 14, 2009 to accurately determine the appropriate value of the assets.  The preliminary value of the assets and liabilities were determined through creation of financial statements from bank records.  The Company then engaged a third party appraisal firm, The Mentor Group, (“Mentor”) to perform a valuation of the assets of Liquafaction..  The new third party appraisal was then used to determine the current fair market value of the assets of $15,781,970 which included the discounted value on the plant equipment and the fair market value of the inventory available for sale at October 31, 2009.  See Note 8 – Property, Plant & Equipment for additional valuation information.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses at October 31, 2009 consisted of the following:

October 31, 2009
Wood to Ethanol Research Council (WERC)	$39,584
Gordon, Arata, McCollam, Duplantis & Eagan, LLP	11,197
Richard Phillips	6,000
$56,781

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

The Company had no property, plant and equipment as of April 9, 2009.  As of October 31, 2009, property, plant and equipment consisted principally of the assets related to the Liquafaction business acquired on July 14, 2009 as follows:

Description
Production Facilities	10,631,970
Fixtures and equipment	-
Total cost	10,631,970
Accumulated Depreciation	(93,000)
Net property, plant and equipment	$10,538,970

In conjunction with the Liquafaction purchase on July 14, 2009, the Company engaged the appraisal firm The Mentor Group, (“Mentor”) to perform a third party market value appraisal of the assets acquired in the transaction (Ethanol Plant and Elevator).  Mentor inspected the facilities on April 13, 2007 and conducted its initial appraisal and evaluation based upon an orderly liquidation on an “as is” and “as completed basis” based on the leasehold improvements and integrated fixed equipment systems with a premised 12-18 month exposure and marketing period.   Mentor updated their initial analysis and valuation performed on April 13, 2007 and at October 13, 2009 valued the facilities at $13,720,000 as of October 5, 2010.

For the purposes of determining the appropriate depreciation for the facilities, Mentor used the depreciation table provided by Marshall and Swift.  As of July 14, 2009 (the acquisition date), Mentor determined the facilities had a 30 year useful life and an effective age of 10 years.  This resulted in a 21% depreciation percentage was used.  The company intends to continue using the Marshall and Swift tables depreciating the plant and elevator site by the percentage change in the table each year.  Annual depreciation will be 3% of the asset value, with year 1 depreciation being $318,960 or $26,580 per month.   Depreciation expense for the period ended October 31, 2009 was $93,000.

Evolution’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
Production Facilities	20 Years

The Company entered into an agreement to join the “North Carolina State University Wood to Ethanol Research Consortium” (“WERC”) in order to have access to WERC’s body of research surrounding new developments in ethanol production.  The Company paid $50,000 for membership in the WERC beginning June 1, 2009 through June 1, 2011.  The prepaid balance of this membership was $39,584 at October 31, 2009.

The Company retained the service of Gordon, Arata, McCollam, Duplantis & Eagan, LLP to provide outside legal services.  The Company paid a $20,000 retainer in advance and has been charged $8,803 through October 31, 2009, leaving a prepaid balance of $11,197.

The Company has entered into a consulting agreement on March 11, 2009 with Richard Phillips to provide technical expertise, guidance and business development assistance with regard to cellulosic ethanol production.  The Company paid Mr. Phillips a retainer of $10,000 and he had charged a total of $4,000 against the retainer, leaving a prepaid balance of $6,000 at October 31, 2009.

NOTE 7 – EXCESS EQUIPMENT HELD FOR SALE

At October 31, 2009, the Company has $5,150,000 of excess equipment held for sale. This excess equipment originated from the Liquafaction acquisition and was included in the $13,720,000 orderly liquidation value of the facilities on an “as is” and “as completed” basis.  This excess equipment is not needed for the completion of the cellulosic ethanol facility and the Company has determined it will be classified as excess equipment held for sale and sold to third parties.  The excess equipment was valued at $3,090,000 which was a 40% discount from the full market value if sold in an orderly liquation sale. The excess equipment will be carried at $5,150,000 (market value) on the Company’s books as determined by The Mentor Group which is included in their full market value of the facility as it does not need to be sold immediately.  As required, the Company will perform an annual valuation of the excess equipment held for sale, and mark the equipment to market as applicable.

NOTE 8 – LICENSING AGREEMENT

Licensing Agreement

On April 27, 2009, the Company entered into a licensing agreement with Bio-Process Innovation, Inc. (“BPI”) to license its patented and proprietary processes and associated yeast(s). The Company then amended this agreement on November 18, 2009, effective October 31, 2009.  The Company will have to pay a one time design/usage fee of $0.05 per gallon ethanol design capacity per year in two installments; 50% upon Project Commencement, as defined, and 50% upon the plant meeting production nameplate capacity over a period of two weeks operation. In addition BPI will charge a monthly Royalty fee equal to 4% of the Net Pre-Tax Revenues, as defined, from the sale of all products and co-products produced in each of the Company’s refineries.

The Company will be granted the exclusive and non-transferable rights to the use of BPI technologies associated with the production of ethanol and co-products from cellulosic biomass materials within the United States for an exclusivity fee of $1,500,000 paid in installments of no less than $5,000 per month, with the total amount being paid in full in no more than 36 months from the date of the agreement.  Exclusive rights to BPI technologies may be maintained by the Company for an annual maintenance fee of $150,000 paid to BPI beginning 36 months from the date of the agreement.

The Company recorded the licensing agreement as a $1,500,000 asset with an offsetting short term deferred liability of $60,000 and long term deferred liability of $1,440,000 to amortize the exclusivity agreement over the life of the ten year agreement.

In conjunction with the amended agreement dated November 18, 2009, the Company and BPI entered into a convertible note as of the date of the agreement for the total amount of $1,500,000 bearing interest of 8% per annum.  As the monthly payments or other payments are made, the note amount shall be reduced dollar for dollar.  The note shall be convertible into common shares of Evolution common stock at the election of the licensee such that any remaining balance owed as of month 30 may be converted into the shares at the market price that may be liquidated over the succeeding 6 months in equal proportional amounts each month.

NOTE 9 – NOTES PAYABLE

In connection with the acquisition of Liquafaction on July 14, 2009, the Company assumed certain secured notes payable held by Liquafaction related to the financing of the facilities.  The following table outlines the notes payable at October 31, 2009.

Note Holder	Date of Issuance	Maturity Date	Interest Rate	Issue Amount
NWNRG/ADAB (1)	4/27/2007	1/31/2010	9.25%	$360,000
Shawn Bunce (2)	5/29/2007	1/31/2010	12.00	358,000
Bruce Blackwell (3)	8/1/2008	1/31/2010	12.00	220,000
Harborview Master Fund LP	7/31/2009	11/30/2009	18.00	215,000
Discount of Harborview note	-	-		(53,750)
Bruce Blackwell (4)	5/1/2007	1/31/2010	12.00	200,000
Marguerite Heiser (5)	11/26/2007	7/26/2007	9.25	11,000
Pat Brannen (6)	2/15/2008	8/9/2008	9.50	10,000
				$1,320,250
Accrued Interest				282,502

Note (1):  Secured by boiler and 2 centrifuges
Note (2):  Secured by elevator property
Note (3):  Secured by main ethanol plant equipment
Note (4):  Secured by evaporator
Note (5):  Marguerite Heiser entered into 3 separate promissory notes with Liquafaction; $39,600, $30,000 and $4,650.  The note for $39,600 was secured by equipment and was due on August 9, 2008.  When the principal balance and  interest due was not paid as per the initial agreement, Marguerite Heiser enforced the security agreement and the equipment was sold to reduce her total notes payable balance.  A verbal agreement with Marguerite Heiser was entered into for $11,000 and is included in the notes payable balance at October, 31, 2009.
Note (6)  Secured by Freightliner trailer

The total accrued interest related to the notes payable was $282,502 at October 31, 2009.

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance. Amortization on the debt discount totaled $161,250 for the period ended October 31, 2009.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a consulting agreement on February 28, 2009 with Chrysalis Energy Partners, LLC, (“Chrysalis”) to provide professional services through February 28, 2010. The Company is to pay $10,000 per month for these services. As of October 31, 2009 we have incurred $90,361 in fees and expenses and have made payments of $79,000 to Chrysalis.

The Company has entered into a consulting agreement on May 14, 2009 with Byrne & Company Limited (“Byrne”) to provide consulting services as directed to develop a business plan and two fully functional financial models. The Company is to pay $10,000 per month for these services. The Company can terminate this agreement at any time with or without cause.  As of October 31, 2009 we have incurred $72,432 in fees and expenses and have made payments of $65,000 to Byrne.

The Company entered into a supply agreement on April 16, 2009 with Booshoot Gardens, LLC (“Booshoot”) to provide growing Phyllostachys edulis (“Moso”) to establish biomass forests in the Mississippi Delta region for used in the production of cellulosic ethanol. The total supply contract cost is $1,000,000, with 50% of the contract cost to be payable upon delivery after the date of arrival of goods.  As of October 31, 2009, the Company has made payments totaling $110,000 to Booshoot.  The contract stipulates that Booshoot will not be bound by any order placed by the Company until such order has been received and accepted by Booshoot in writing.  In addition, Booshoot will not be bound by any order until Booshoot has received 30% of the purchase price in progress payments.  The Company has not placed any orders with Booshoot.  The Company is attempting to re-negotiate the progress payment terms with Booshoot.  The Company has not accrued any additional amounts, as of October 31 2009, beyond the payments totaling $110,000.

The Company entered into a consulting agreement with Informa Economics, Inc. (“Informa”) to provide periodic consulting services to the Company.  At October 31, 2009, the Company had not incurred any expenses or made any payments to Informa.

In conjunction with the Liquafaction acquisition, the Company assumed certain leases and liabilities associated with the acquisition.  Liquafaction had two main leases associated with its business operations; a ground lease for the main ethanol facilities and an adjacent warehouse lease.

The Company assumed the main ethanol plant lease which Liquafaction had entered into in September 2006.  The original lease terms ran from June 1, 2006 to and including May, 31, 2009.  The initial lease called for monthly rent of $5,000 for the first twelve months, escalating to $10,000 per month thereafter.  At the acquisition date, Liquafaction was behind on its monthly plant rent payments. The Company entered into a new lease agreement for the ethanol plant which at the time included the late rental payments of $170,000 from the initial lease and continuing monthly rental payments of $10,000 per month.

On April 27, 2009, the Company entered into a licensing agreement with Bio-Process Innovation, Inc. (“BPI”) to license its patented and proprietary processes and associated yeast(s). The Company then amended this agreement on November 18, 2009, effective October 31, 2009.  The Company will have to pay a one time design/usage fee of $0.05 per gallon ethanol design capacity per year in two installments; 50% upon Project Commencement, as defined, and 50% upon the plant meeting production nameplate capacity over a period of two weeks operation. In addition BPI will charge a monthly royalty fee equal to 4% of the Net Pre-Tax Revenues, as defined, from the sale of all products and co-products produced in each of the Company’s refineries.

The Company will be granted the exclusive and non-transferable rights to the use of BPI technologies associated with the production of ethanol and co-products from cellulosic biomass materials within the United States for an exclusivity fee of $1,500,000 paid in installments of no less than $5,000 per month, with the total amount being paid in full in no more than 36 months from the date of the agreement.  Exclusive rights to BPI technologies may be maintained by the Company for an annual maintenance fee of $150,000 paid to BPI beginning 36 months from the date of the agreement.

The Company recorded the exclusivity agreement as a $1,500,000 asset with an offsetting short term deferred liability of $60,000 and long term deferred liability of $1,440,000 to amortize the exclusivity agreement over the life of the ten year agreement at October 31, 2009.

Per the amended agreement, the Company and BPI entered into a convertible note as of the date of the agreement for the total amount of $1,500,000 bearing interest of 8% per annum.  As the monthly payments or other payments are made, the note amount shall be reduced dollar for dollar.  The note shall be convertible into common shares of Evolution common stock at the election of the licensee such that any remaining balance owed as of month 30 may be converted into the shares at the market price that may be liquidated over the succeeding 6 months in equal proportional amounts each month.

The Company entered into an agreement to join the “North Carolina State University Wood to Ethanol Research Consortium” (“WERC”) in order to have access to WERC’s body of research surrounding new developments in ethanol production.  The Company paid $50,000 for membership in the WERC beginning June 1, 2009 through June 1, 2011.  The prepaid balance of this membership was $39,584 at October 31, 2009.

The Company retained the service of Gordon, Arata, McCollam, Duplantis & Eagan, LLP to provide outside legal services.  The Company paid a $20,000 retainer in advance and has been charged $8,803 through October 31, 2009, leaving a prepaid balance of $11,197.

The Company has entered into a consulting agreement on March 11, 2009 with Richard Phillips to provide technical expertise, guidance and business development assistance with regard to cellulosic ethanol production.  The Company paid Mr. Phillips a retainer of $10,000 and he had charged a total of $4,000 against the retainer, leaving a prepaid balance of $6,000 at October 31, 2009.

On October 14, 2009, the Company entered into a six-month agreement with Trilogy Capital Partners, Inc. (“Trilogy”) for the development and implementation of a financial communications program designed to increase the investor awareness of the Company in the investment community.  Trilogy will work with the Company to structure and implement a marketing program designed to create extensive financial market and investor awareness and to drive long-term shareholder support.  The program will utilize technology driven communications to attract additional long term investors and create additional opportunities in M&A and Business Development.  In conjunction with this agreement, on October 14, 2009, the Company entered into an agreement to issue Trilogy 427,000 shares of the Company’s common stock.

The Company rents warehouse space in Medera, CA from Olberti, LLC (“Olberti”) for $4,500 per month, which originated in December 2007 in conjunction with the Liquafaction acquisition to store a large burner/economizer that is needed for the operation of the ethanol plant in Moses Lake, WA.  The Company has no formal written lease agreement with Olberti.  As of October 31, 2009, the company owed $60,000 in rent to Olberti.

The Company leases a warehouse and water well/rights in Moses Lake, WA at the Liquafaction facility to store inventory held for sale and draw water for use in the plant.  The lease for the warehouse and water well/rights is $4,200 and $3,000 per month respectively.  The lease originated in May 2007.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On October 14, 2009, the Company entered into a six-month agreement with Trilogy Capital Partners, Inc. (“Trilogy”) for the development and implementation of a financial communications program designed to increase the investor awareness of the Company in the investment community.  Trilogy will work with the Company to structure and implement a marketing program designed to create extensive financial market and investor awareness and to drive long-term shareholder support.  The program will utilize technology driven communications to attract additional long term investors and create additional opportunities in M&A and Business Development.  In conjunction with this agreement, on October 14, 2009, the Company entered into an agreement to issue Trilogy 427,000 shares of the Company’s common stock.

October 30, 2009, Evolution Resources, Inc. (“Evolution”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Harborview Master Fund, L.P. (“Harborview”) pursuant to which Evolution sold, and Harborview purchased, 75,000 shares of Evolution’s common stock, par value $.001 (the “Shares”). In consideration of the Shares, Harborview agreed to the following: (i) to amend the conversion price of the Series A Convertible Preferred Stock issued by Evolution to a $4.00 per share fixed conversion price and (ii) to amend the exercise price of the Warrant to Purchase Shares of Common Stock issued to Harborview on July 31, 2009 (the “Original Warrant”) to a $7.00 per share exercise price subject to adjustment except that in certain circumstances the conversion price may not be reduced below $4.00 per share (collectively, the “Amendments”).

On October 30, 2009, the Company entered to an agreement with the Seller of Liquafaction to cancel the outstanding 1,150,000 warrants in exchange for 500,000 shares of the Company’s common stock.

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

The Company followed the accounting treatment in ASC 825-10, “Financial Instruments”,” ASC 815-10, “Derivative and Hedging – and Related Disclosures”, and ASC 815-40, “Derivatives and Hedging – Contracts in Entities Own Equity”.  The Company recognized a derivative liability upon the issuance of $120,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to $0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock. On date of issuance the fair value of the Series A Preferred Stock derivative liability was $3,258,409.  At October 30, 2009, the fair value of the Series A Preferred Stock derivative liability was $3,403,273. The change in the fair value of the warrants for the period ending October 31, 2009, is included in the Consolidated Statement of Operations loss on derivatives totaling $4,151,660.

NOTE 12 – INCOME TAXES

In conjunction with the acquisition of Liquafaction on July 14, 2009 and respective gain of $ 10,346,857 at October 31, 2009, the Company recorded an income tax provision of $1,335,322 for the period ended October 31, 2009.

The Company will continue to investigate verious ways to reduce future tax liabilities.

NOTE 13 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through November 27, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

On November 18, 2009, the Company amended an earlier licensing agreement dated April 27, 2008 with Bio-Process Innovation, Inc. (“BPI”) to license its patented and proprietary processes and associated yeast(s). The Company then amended this agreement on November 18, 2009, effective October 31, 2009.  The Company will have to pay a one time design/usage fee of $0.05 per gallon ethanol design capacity per year in two installments; 50% upon Project Commencement, as defined, and 50% upon the plant meeting production nameplate capacity over a period of two weeks operation. In addition BPI will charge a monthly Royalty fee equal to 4% of the Net Pre-Tax Revenues, as defined, from the sale of all products and co-products produced in each of the Company’s refineries.

The Company will be granted the exclusive and non-transferable rights to the use of BPI technologies associated with the production of ethanol and co-products from cellulosic biomass materials within the United States for an exclusivity fee of $1,500,000 paid in installments of no less than $5,000 per month, with the total amount being paid in full in no more than 36 months from the date of the agreement.  Exclusive rights to BPI technologies may be maintained by the Company for an annual maintenance fee of $150,000 paid to BPI beginning 36 months from the date of the agreement.

The Company recorded the exclusivity agreement as a $1,500,000 asset with an offsetting short term deferred liability of $60,000 and long term deferred liability of $1,440,000 to amortize the exclusivity agreement over the life of the ten year agreement at October 31, 2009.

Per the amended agreement dated November 18, 2009, the Company and BPI entered into a convertible note as of the date of the agreement for the total amount of $1,500,000 bearing interest of 8% per annum.  As the monthly payments or other payments are made, the note amount shall be reduced dollar for dollar.  The note shall be convertible into common shares of Evolution common stock at the election of the licensee such that any remaining balance owed as of month 30 may be converted into the shares at the market price that may be liquidated over the succeeding 6 months in equal proportional amounts each month.