Form 10-K/A
period 2009-10-31
EVOLUTION RESOURCES, INC.
filed 2010-04-21
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K /A
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EVOLUTION RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	333- 140306	20-2356853
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)

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

2010 RESTATEMENT

Overview
We are filing this amendment to Evolution Resources, Inc’s Annual Report on Form 10-K for the period ended October 31, 2009 to amend and restate financial statements and other financial information for the period with respect to the accounting for certain derivative transactions and related income tax changes.  These derivative transactions relate to the acquisition of Liquafaction Corporation, Inc on July 14, 2009 and the subsequent cancellation of stock warrants issued to the acquiree in exchange for common stock.

See Note 3 for detailed information surrounding the restatement and effects on the Company’s financial statements.

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

Restatement

On April 20, 2010 we amended Evolution Resources, Inc’s Annual Report on Form 10-K for the period ended October 31, 2009 to amend and restate financial statements and other financial information for the period with respect to the accounting for certain derivative transactions and related income tax changes.  These transactions relate to the acquisition of Liquafaction Corporation, Inc on July 14, 2009 and the subsequent cancellation of stock warrants issued to the acquiree in exchange for common stock.

•
The first error was in accounting for derivative transactions where stock warrants were canceled in exchange for issuance of common.  Initially we recorded the cancellation of warrants and issuance of stock as a “gain on cancellation of stock warrants”, however after receipt of a SEC staff comment letter and our own review of the appropriate accounting treatment surrounding this cancellation, we concluded that our initial accounting treatment was incorrect.  We have subsequently modified the accounting treatment surrounding the cancellation of stock warrants as an increase to APIC for the period ending October 31, 2009 in the amount of $1,403,273 in accordance with EITF 06-07 which outlines the treatment of a previously bifurcated conversion option when the conversion option no longer meets the bifurcation criteria.

•
The second error resulted from an incorrect income tax provision calculation coupled with the change in accounting treatment for the cancellation of stock warrants in connection with the Liquafaction acquisition.  The income tax provision was originally calculated at $1,335,322, but in accordance with ASC 740-10, we calculated an income tax provision of $1,792,934, this amount is reflected in the Company’s consolidated balance sheets and statement of operations for the period ended October 31, 2009.

See Note 3 to the Consolidated Financial Statements for detailed information surrounding the restatement and effects on the Company’s financial information.

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

On October 30, 2009, the Company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recorded an accounting entry to increase APIC by  $1,403,273 in conjunction with  the cancellation of the stock warrants and the issuance of 500,000 common shares at market value.

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

Other Income and Expenses:   From inception to the period ended October 31, 2009, we recognized $4,151,660 related to a loss on derivative liabilities and changes in market values during the period and  recognized $45,022 in interest expense for the period ended October 31, 2009.

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

During the period from our inception to October 31, 2009, we have incurred an operating loss net of tax of $ 6,866,456 .  This operating loss was offset by the extraordinary gain of $10,346,857 on the acquisition of Liquafaction which resulted in net income of $ 3,480,401 . At October 31, 2009 we had negative working capital (current assets less current liabilities) of $1,362,652.

During the period ended October 31, 2009, our net cash used in operating activities was $375,764.

Net Cash from Continuing Operations - Investing Activities

For the year ended October 31, 2009 net cash used in investing activities was $ 62,015, which was the result of  cash paid in conjunction with  the Liquafaction acquisition.

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

ITEM 8. FINANCIAL STATEMENTS

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F- 2 of this Form 10-K and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants related to accounting and financial disclosure for the period ended October 31, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal accounting officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management initially concluded that our internal controls over financial reporting were not as effective as of October 31, 2009.

Our principal executive officer and our principal accounting officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal accounting officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, management initially concluded that our internal controls over financial reporting was effective as of October 31, 2009. However, after receiving a SEC staff comment letter on January 7, 2010 related to our annual report on Form 10-K, management re-assessed their initial conclusions and determined that our internal controls over financial reporting were not effective as of October 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting disclosures and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles due to significant deficiencies in our internal controls.

The following significant deficiencies were identified:

·	Lack of adequate and properly trained accounting staff
·	Lack of supporting detail and documentation surrounding transactions
·	Lack of effective controls over the financial closing and reporting process

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statement that is more than inconsequential will not be prevented or detected.

Due to the limited resources of the company in its initial development stage, we have limitations surrounding staffing resources to ensure transactions are adequately captured and tracked along with the proper supervision of the accounting department. We have begun to formulate additional controls and policies relating to internal control over financial reporting and disclosures, including preparation of accounting policies and procedures manual, containing among other things, detailed , expanded closing checklists, to guide our accounting personnel in addressing significant accounting  issues in compliance with U.S. GAAP and SEC requirements.  We have also replaced key accounting positions with more trained and experienced personnel to oversee the accounting group, along with hiring of additional staff to ensure capture and tracking of financial information is more accurate.
Because of its inherent limitations, as system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
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

Dennis McLaughlin - Chief Executive Officer, President and Chairman of the Board

Dennis McLaughlin was appointed as the Chief Executive Officer, President and Director of the Company in connection with the Merger. He has served as Chairman of the Board of Directors for Evolution Fuels, Inc. (formerly Earth Biofuels, Inc.) since September 2005 and as CEO since February 2006.   Evolution Fuels filed a Form 15 and stopped reporting in April 2009, and is currently a Pink Sheets quoted company.   Mr. McLaughlin has served as Chairman of the Board of Directors for Big Star Media Group (a Pink Sheets quoted company) since October 2009.  He served as Chief Executive Office and Chairman of the Board of Apollo Drilling, Inc. from October 2006 to May 2007.  Apollo Drilling ceased filing its reports in 2007 and 2008 and filed a Form 15 in April 2009.  He has served as CEO and Chairman of Apollo Resources International, Inc. (formerly a publicly traded company) since October of 2004.   Apollo Resources has been delinquent in filing its reports, and last filed a report in 2006.  He was CEO of Blue Wireless & Data, Inc. (formerly a publicly traded company) from June 2004 through April 2005, and served as Chairman from June 2004 to 2007.   Blue Wireless filed a Form 15 and stopped reporting in October 2007.  He was CEO and Co-Chairman of Ocean Resources, Inc. (formerly a publicly traded company) from September 2003 to January 2005.   Ocean Resources last filed a Form 10-QSB for the period ended December 31, 2004.  The stock is no longer quoted or traded. Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991. Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Christopher P. Chambers - Executive Vice President, Chief Accounting Officer

Christopher “Kit” Chambers was appointed as the Chief Accounting Officer and Director of the Company in connection with the Merger. He has been Secretary and Executive Vice President of Evolution Fuels Inc. (formerly Earth Biofuels, Inc.) since November 8, 2005.  Evolution Fuels filed a Form 15 and stopped reporting in April 2009, and is currently a Pink Sheets quoted company.  He has served on the Board of Directors for Big Star Media Group (a Pink Sheets quoted company) since October 2009.  Mr. Chambers has been Vice President, Secretary and a director of Apollo Resources International Inc. (formerly a publicly traded company) since October of 2004.  Apollo Resources has been delinquent in filing its reports, and last filed a report in 2006. Mr. Chambers was a director and served as the President of Blue Wireless & Data Inc. (formerly a publicly traded company) from September 27, 2005 to September 13, 2006 and served as its Corporate Secretary from July 2004 to September 13, 2006.  He served as the Chief Executive Officer of Blue Wireless & Data Inc., from May 3, 2005 to September 27, 2005.  Blue Wireless filed a Form 15 and stopped reporting in October 2007. He served as Chief Operating Officer and Secretary of Ocean Resources Inc., (formerly a publicly traded company) from October 2003 to January 2005.  Ocean Resources last filed a Form 10-QSB for the period ended December 31, 2004.  The stock is no longer quoted or traded.   From January 1999 to December 2001, he was employed by Aurion Technologies LLC, as Vice President of Operations, then as Vice President of Sales Engineering. From March 1994 to December 1998, he served as Vice President, Software Development of Aurora Natural Gas LP. From January 1998 to February 2004, he served as an independent consultant in the film and video industry in Dallas, Texas. Mr. Chambers received a Bachelor of Science degree from the University of Oklahoma in 1989.

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

Herbert E. Myer - Director

Mr. Meyer is founder of Real-World Intelligence Inc., a company that designed intelligence systems for corporations throughout the world. He is also President of Storm King Press, a publishing company whose books and DVDs are sold worldwide. In addition, Mr. Meyer is host and producer of The Siege of Western Civilization, a DVD outlining the threats to our security, our economy, and our culture that has become an international best-seller. Mr. Meyer also serves as a member of the Board of Directors for Evolution Fuels, Inc. (formerly Earth Biofuels, Inc.)  Evolution Fuels filed a Form 15 and stopped reporting in April 2009, and is currently a Pink Sheets quoted company.  During the Reagan Administration, Mr. Meyer served as Special Assistant to the Director of Central Intelligence and Vice Chairman of the CIA’s National Intelligence Council. In these positions, he managed production of the U.S. National Intelligence Estimates and other top-secret projections for the President and his national security advisers. Mr. Meyers is widely credited with being the first senior US Government official to forecast the collapse of the Soviet Union—a forecast for which he later was awarded the U.S. National Intelligence Distinguished Service Medal, the Intelligence Community’s highest honor. Formerly an associate editor of Fortune, he has authored several books including The War Against Progress, Real-World Intelligence, and Hard Thinking. Mr. Meyer and his wife, Jill, are co-authors of How to Write, which is among the world’s most widely used writing handbooks. Mr. Meyer’s essays on intelligence and politics have been published in The Wall Street Journal, National Review Online, Policy Review, and The American Thinker. He is a frequent guest on leading television and radio talk shows.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Due to the Company’s early stage of development, the Company relies on external financing to fund its daily operations.  The company relies on Evolution Fuels, Inc. (“Fuels”), a company under common  management  by a group of shareholders to fund its operating expenses.  These advance funding transactions are non-interest bearing and do not have a due date and continue to accrue and are included in accounts payable.  The Company cannot guarantee that it will be able to repay these funds to Fuels and will continue to accrue going forward until the Company’s operations are fully self funded.  These are recorded on the Company’s books as accounts payable.

Since inception, all company staff is contracted through OSA Employment, LP (“OSA”).  At October 31, 2009, the Company had 4 full time equivalent employees and management services fees of $90,987 for the period April 9, 2009 to October 31, 2009. These advance funding transactions are non-interest bearing and do not have a due date and continue to accrue.  The Company cannot guarantee that it will be able to repay these funds to OSA and will continue to accrue going forward until the Company’s operations are fully self funded.

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

Evolution Resources, Inc.

April 20, 2010	By:	/s/ Dennis G. McLaughlin
Name : Dennis G. McLaughlin
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

Signature		Date

/s/ Dennis G. McLaughlin	Chairman and Chief Executive Officer	April 20, 2010
Dennis G. McLaughlin

/s/ Christopher P. Chambers	Executive Vice President, Principal Accounting Officer and Director	April 20, 2010
Christopher P. Chambers

/s/ Hank Cohen	Director	April 20, 2010
Hank Cohen

/s/ Herbert E. Myer	Director	April 20, 2010
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
The Company’s balance sheet at October 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for the period from April 9, 2009 (inception) through October 31, 2009 have been restated.  The restatements of the financial statements are described in Note 3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and the results of its operations and its cash flows for the period from April 9, 2009 (inception) through  October 31, 2009 in conformity with accounting principles generally accepted in the United States of America , except as to the restatement discussed in Note 3 to the consolidated financial statements, which is as of April 20, 2010, which expressed an unqualified opinion on those financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note  4 to the financial statements, the Company has no revenues. Net income for the period was $5,341,286 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note  4 .  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
November 27, 2009 ,
except as to Note 3 which is as of April 20, 2010.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet

October 31, 2009 (Restated)

ASSETS
Current assets:
Cash	$2,221
Prepaid expenses	56,781
Total current assets	59,002

Property and equipment, net of accumulated depreciation of $93,000	10,538,970
Equipment, net held for sale	5,150,000
License agreement	1,500,000
Capitalized issuance expense	57,667
Total assets	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,079,152
Accrued interest payable	282,502
Current portion of deferred liability	60,000
Total current liabilities	1,421,654

Deferred liability, net of current portion	1,440,000
Notes payable, net of discount of $53,750	1,320,250
Derivative liability	4,392,823
Deferred income tax liability	1,792,934
Total liabilities	10,367,661

Stockholders’ equity:
Convertible preferred stock, Series A, at $0.001 par value; 1,000,000 authorized, liquidation preference of $100 per share; 22,500 shares authorized; 22,500 shares issued and outstanding	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,581,077 shares issued and outstanding	17,581
Additional paid-in capital	3,386,023
Income accumulated during the development stage	3,480,401
Total stockholders’ equity	6,937,978
Total liabilities and stockholders’ equity	$17,305,639

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Operations

For the Period from April 9, 2009 (Inception) through October 31, 2009 (Restated)

Revenue:	$-

Operating expenses:
Professional fees	337,754
Management services	90,987
Depreciation and amortization	254,250
General and administrative	210,628
Total operating expenses	893,619
Loss from operations	(893,619)
Other expense (income):
Interest expense	45,022
Loss on derivative liability	4,151,660
Other income	(16,779)
Total other expense (income)	2,776,630
Loss before income taxes and extraordinary gain	(5,073,522)
Income tax provision	(1,792,934)
Loss before extraordinary gain	(6,866,456)
Extraordinary gain on acquisition	10,346,857
Net income	$3,480,401
Loss per common share - basic and diluted	$(0.29)
I ncome per common share from extraordinary gain on acquisition - basic and diluted	0.59
Net income per common share	$0.20
Weighted average number of common shares outstanding - basic and diluted	17,581,077

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 9, 2009 (Inception) through October 31, 2009
	Preferred Stock (Shares) (Restated)	Preferred Stock ($) (Restated)	Discount on Preferred Stock ($) (Restated)	Common Stock (Shares) (Restated)	Common Stock ($) (Restated)	Additional Paid-in Capital (Restated)	Income Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Restated)
Balance at April 9, 2009 (Inception)	—	$—		9,760,000	$9,760	$49,995	$(83,218)	$(23,463)
Reverse acquisition				7,321,077	7,321	(66,745)	83,218	23,794
May 28, 2009 - sale of 12,000 shares of Series A Convertible Preferred Stock for $120,000 with discount of $120,000	12,000	120,000	(120,000)					—
June 16, 2009 - sale of 5,000 shares of Series A Convertible Preferred Stock for $50,000 with discount of $50,000	5,000	50,000	(50,000)					—
June 26, 2009 - sale of 5,500 Shares of Series A Convertible Preferred Stock for $55,000 with discount of $55,000	5,500	55,000	(55,000)					—
Issuance of shares for cancellation of acquisition warrants				500,000	500	3.402,773	—	3.403,273
Amortization of discount on preferred shares			53,973				—	53,973
Net income							3,480,401	3,480,401
Balance at October 31, 2009	22,500	$225,000	$(171,027)	17,581,077	$17,581	$1,982,750	$3,480,401	$6,937,978

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

.
For the Period from April 9, 2009 (Inception) through October 31, 2009 (Restated)

Cash flows from operating activities:
Net income	$3,480,401
Adjustments to reconcile net income to net cash used in operating activities
Gain on acquisition	(10,284,842)
Derivative liability	4,229,732
Discount on note payable	(215,000)
Discount on preferred stock	(171,027)
Depreciation and amortization	254,250
Capitalized issuance costs	(57,667)
Other	23,794
Changes in operating assets and liabilities:
Prepaid expenses	(56,781)
Licensing agreement	(1,500,000)
Accounts payable and accrued liabilities	628,442
Deferred liability	1,500,000
Income taxes payable	1,792,934
Net cash used in operating activities	(375,764)

Cash flows from investing activities:
Cash paid for acquisition of Liquafaction	(62,015)
Net cash used in investing activities	(62,015)

Cash flows from financing activities:
Sale of Series A convertible preferred stock	225,000
Cash from note payable	215,000
Net cash provided by financing activities	440,000

Net increase in cash	2,221
Cash, beginning of period	-
Cash, end of period	$2,221

Supplemental disclosures:
Cash paid during the period for interest, net of interest capitalized	$-
Cash paid during the period for income taxes	$-

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 20, 2010, we amended Evolution Resources, Inc’s Annual Report on Form 10-K for the period ended October 31, 2009 to amend and restate financial statements and other financial information for the period with respect to the accounting for certain derivative transactions and related income tax changes.  These derivative transactions relate to the acquisition of Liquafaction Corporation, Inc (“acquiree”), on July 14, 2009 and the subsequent cancellation of stock warrants issued to the acquiree in exchange for common stock.

•
The first restatement was in accounting for derivative transactions where stock warrants were canceled in exchange for issuance of common stock.  Initially we recorded the cancellation of warrants and issuance of stock as a “gain on cancellation of stock warrants”, however after receipt of a SEC staff comment letter and our own review of the accounting treatment surrounding this cancellation, we concluded that our initial accounting treatment was incorrect.  We have subsequently modified the accounting treatment surrounding the cancellation of stock warrants as an addition to Additional Paid-In Capital for the period ending October 31, 2009 in the amount of $1,403,273 in accordance with EITF 06-07 which outlines the treatment of a previously bifurcated conversion option when the conversion option no longer meets the bifurcation criteria.

•
The second restatement resulted from an incorrect income tax provision calculation coupled with the change in accounting treatment for the cancellation of stock warrants in connection with the Liquafaction acquisition.  The income tax provision was originally calculated at $1,335,322, but in accordance with ASC 740-10, we re-calculated an income tax provision of $1,792,934, this amount is reflected in the Company’s Consolidated Balance Sheets and Statement of Operations for the period ended October 31, 2009.

The following outlines the effects of the restatement on the Consolidated Statement of Operations, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.  Any restatement effects on account balances in the Consolidated Statement of Stockholders’ Equity have already been shown in the respective accounts on the Consolidated Balance Sheet and therefore will not be reproduced again below.

Consolidated Statement of Operations	For the period ended October 31, 2009 (as restated)	For the period ended October 31, 2009 (as reported)
Total expenses	$4,179,903	$2,776,630
Loss before income taxes and extraordinary gain	(5,073,522)	(3,670,249)
Income tax provision	1,792,934	1,335,322
Loss before extraordinary gain	(6,866,456)	(5,005,571)
Net income	3,480,401	5,341,286
Net income per common share – basic and diluted	$.20	$.30

Consolidated Balance Sheet	October 31, 2009 (as restated)	October 31, 2009 (as reported)
Deferred income tax liability	$1,792,934	$1,335,322
Total liabilities	10,367,661	9,910,049
Additional Paid in Capital	3,386,023	1,982,750
Income accumulated during the development stage	3,480,401	5,341,286
Total stockholders’ equity	$6,937,978	$7,395,590

Consolidated Statement of Cash Flows	For the period ended October 31, 2009 (as restated)	For the period ended October 31, 2009 (as reported)
Net income	$3,480,401	$5,341,286
Adjustments to reconcile net income to net cash used in operating activities
Gain on acquisition of Liquafaction	(10,482,842)	-
Deferred income tax payable	1,792,934	1,335,322
Net cash used in operating activities	376,645	11,311,470
Net cash flows from investing activities
Gain on cancellation of stock warrants	-	(1,403,273)
Cash paid for acquisition of Liquafaction	(62,015)	-
Net cash used in investing activities	$(62,015)	$(11,750,130)

NOTE 4 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an operating loss net of tax of $ 6,866,456 at October 31, 2009, with no revenues since inception.  Net income for the period was $ 3,480,401 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009.

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

NOTE 5 – ACQUISITIONS

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

On October 30, 2009, the company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recorded an accounting entry to increase to APIC by $1,403,273 in conjunction with the cancellation of the stock warrants and the issuance of 500,000 common shares at market value.

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

The following table summarizes the fair values assigned of the assets acquired and the liabilities assumed on the date of acquisition, July 14, 2009.  The initial valuation of was based on preliminary fair values assigned to the assets prior to the third party evaluation.

July 14, 2009
Property & equipment	$10,631,970
Inventory available for sale	5,150,000
Total assets	15,781,970
Less:
Liabilities	1,868,749
Total acquisition price	$3,473,364

Evolution Resources purchase price totaled $3,473,363 for the Liquafaction acquisition.  The excess of the fair value of the assets acquired and liabilities assumed over the purchase price was allocated to negative goodwill. In accordance with ASC 805-30-50-1 f.2 and ASC 805-30-25-4 , “Intangibles, Goodwill and Other”, the negative goodwill was recorded as an extraordinary gain on acquisition resulting from the bargain purchase of the Liquafaction net assets.

The Company engaged a third party appraisal firm, The Mentor Group, (“Mentor”) to perform a valuation of the assets of Liquafaction..  The new third party appraisal was then used to determine the current fair market value of the assets of $15,781,970 which included the discounted value on the plant equipment and the fair market value of the inventory available for sale at October 31, 2009.  See Note 8 – Property, Plant & Equipment for additional valuation information.

NOTE  6 – PREPAID EXPENSES

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

In conjunction with the Liquafaction purchase on July 14, 2009, the Company engaged the appraisal firm The Mentor Group, (“Mentor”) to perform a third party market value appraisal of the assets acquired in the transaction (Ethanol Plant and Elevator).  Mentor inspected the facilities on April 13, 2007 and conducted its initial appraisal and evaluation based upon an orderly liquidation on an “as is” basis based on the leasehold improvements and integrated fixed equipment systems with a premised 12-18 month exposure and marketing period.   Mentor updated their initial analysis and valuation performed on April 13, 2007 and at October 13, 2009 valued the facilities at $13,720,000 as of October 5, 2010.

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

NOTE  8 – EXCESS EQUIPMENT HELD FOR SALE

At October 31, 2009, the Company has $5,150,000 of excess equipment held for sale. This excess equipment originated from the Liquafaction acquisition and was included in the $13,720,000 orderly liquidation value of the facilities on an “as is” and “as completed” basis.  This excess equipment is not needed for the completion of the cellulosic ethanol facility and the Company has determined it will be classified as excess equipment held for sale and sold to third parties.  The excess equipment was valued at $3,090,000 which was a 40% discount from the full market value if sold in an orderly liquation sale. The excess equipment will be carried at $5,150,000 (market value) on the Company’s books as determined by The Mentor Group which is included in their full market value of the facility as it does not need to be sold immediately.  The following are the higher dollar value items included in the excess equipment; condensers and condenser systems, boilers, electronic control systems, pressure vessels, clean rooms, ventilators, humidifiers, heat exchange systems, compressors and compressor systems, purification systems, cooling towers, centrifuges, communication equipment and systems, forklifts, tractor trailers, stainless steel tubing, air controllers, printing machines and various sized tanks and pumps. As required, the Company will perform an annual valuation of the excess equipment held for sale, and mark the equipment to market as applicable.

NOTE  9 – LICENSING AGREEMENT

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

NOTE  10 – NOTES PAYABLE

In connection with the acquisition of Liquafaction on July 14, 2009, the Company assumed certain secured notes payable held by Liquafaction related to the financing of the facilities.  The following table outlines the notes payable at October 31, 2009.

Note Holder	Date of Issuance	Maturity Date	Interest Rate	Issue Amount
NWNRG/ADAB (1)	4/27/2007	1/31/2010	9.25%	$360,000
Shawn Bunce (2)	5/29/2007	1/31/2010	12.00	358,000
Bruce Blackwell (3)	8/1/2008	1/31/2010	12.00	220,000
Harborview Master Fund LP	7/31/2009	11/30/2009	18.00	215,000
Discount of Harborview note	-	-	-	(53,750)
Bruce Blackwell (4)	5/1/2007	1/31/2010	12.00	200,000
Marguerite Heiser (5)	11/26/2007	7/26/2007	9.25	11,000
Pat Brannen (6)	2/15/2008	8/9/2008	9.50	10,000
				$1,320,250
Accrued Interest				$282,502

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

NOTE  11 – COMMITMENTS AND CONTINGENCIES

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

NOTE  12 – STOCKHOLDERS’ EQUITY

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

NOTE 1 3 – INCOME TAXES

In conjunction with the acquisition of Liquafaction on July 14, 2009 and respective gain of $10,346,857 at October 31, 2009, the Company recorded an income tax provision of $ 1,792.934 for the period ended October 31, 2009.

The Company will continue to investigate various ways to reduce future tax liabilities.

NOTE 1 4 – SUBSEQUENT EVENTS

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