Form 10-Q
period 2010-01-31
EVOLUTION RESOURCES, INC.
filed 2010-04-21
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

EVOLUTION RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-140306	20-2356853
(State or other jurisdiction of incorporation or organization)	Commission file number)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,156,077 shares of Common Stock, as of April 20, 2010.

INDEX

PART I - FINANCIAL INFORMATION

		Page No.(s)
Item 1.	Financial Statements

	Consolidated Balance Sheets as of January 31, 2010 (Unaudited) and October 31, 2009	1

	Consolidated Statements of Operations For the Three Months Ended January 31, 2010 and For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2010 and For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures
		22
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
EVOLUTION RESOURCES, INC.
(A Development Stage Company)
 Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$4,913	$2,221
Prepaid expenses	35,917	56,781
Other receivables	43,417	-
Capitalized issuance expense	15,584	57,667
Total current assets	99,831	116,669

Property and equipment, net of accumulated depreciation	10,445,970	10,538,970
Equipment, net held for sale	3,090,000	5,150,000
License agreement	-	1,500,000
Total assets	$13,635,801	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,241,167	$865,067
Related party payables	624,626	214,085
Accrued interest payable	317,648	282,502
Common stock in dispute (500,000 shares held by Company)	2,000,000	-
Current portion of deferred liability	-	60,000
Total current liabilities	4,183,441	1,421,654

Deferred liability, net of current portion	-	1,440,000
Notes payable, net of discount	1,374,000	1,320,250
Derivative liability	4,827,503	4,392,823
Deferred income tax liability	1,792,934	1,792,934
Total liabilities	12,177,878	10,367,661

Stockholders’ equity:
Convertible preferred stock, Series A, at $0.001 par value; 1,000,000 authorized, liquidation preference of $100 per share; 22,500 shares authorized; 22,500 shares issued and outstanding	90,467	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,581,077 shares issued and 17,156,077 and 17,581,077 outstanding at January 31, 2010 and October 31, 2009, respectively	17,156	17,581
Additional paid-in capital	3,636,969	3,386,023
Earnings (deficit) accumulated during the development stage	(2,286,669)	3,480,401
Total stockholders’ equity	1,457,923	6,937,978
Total liabilities and stockholders’ equity	$13,635,801	$17,305,639

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31, 2010	For the period from April 9, 2009 (Inception) through January 31, 2010

Revenue:	$-	$-

Operating expenses:
Professional fees	391,024	728,778
Compensation expense	2,250,521	2,250,521
Management services	125,000	215,987
Depreciation and amortization	146,750	401,000
General and administrative	274,723	485,351
Total operating expenses	3,188,018	4,081,637

Loss from operations	(3,188,018)	(4,081,637)

Other expense (income):
Interest expense	47,878	92,900
Loss on derivative liability	471,174	4,622,834
Other income	-	(16,779)
Impairment on equipment held for sale	2,060,000	2,060,000
Total other expense (income)	2,579,052	6,758,955

Loss before income taxes and extraordinary gain	(5,760,760)	(10,840,592)

Income tax provision	-	(1,792,934)
Loss before extraordinary gain	(5,767,070)	(12,633,526)

Extraordinary gain on acquisition	-	10,346,857
Net loss	$(5,767,070)	$(2,286,669)

Net loss per common share – basic and diluted	$(0.33)	$(073)
Net income per common share from extraordinary gain on acquisition – basic & diluted	-	0.60

Net loss per common share	$(0.33)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	17,647,110	17,237,643

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 9, 2009 (Inception) through January 31, 2010
(Unaudited)

	Preferred Stock (Shares)	Preferred Stock ($)	Discount on Preferred Stock ($)	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital ($)	(Deficit) Income Accumulated During the Development Stage ($)	Total Stockholders’ Equity ($)
Balance at April 9, 2009 (Inception)	-	$-	$-	9,760,000	$9,760	$49,995	$(83,218)	$(23,463)
Reverse Acquisition				7,321,077	7,321	(66,745)	83,218	23,794
Sale of 12,000 preferred shares	12,000	120,000	(120,000)					-
Sale of 5,000 preferred shares	5,000	50,000	(50,000)					-
Sale of 5,500 preferred shares	5,500	55,000	(55,000)					-
Shares issued for cancelled warrants				500,000	500	3,402,773		3,403,273
Amortization of discount on preferred shares			53,973					53,973
Net income							3,480,401	3,480,401
Balance at October 31, 2009	22,500	225,000	(171,027)	17,581,077	17,581	3,386,023	3,480,401	6,937,978
Shares in dispute, held by Company,				(500,000)	(500)	(1,999,500)		(2,000,000)
Shares issued for services						2,250,446		2,250,446
Issuance of shares to Harborview				75,000	75			75
Amortization of discount on preferred shares			36,494					36,494
Net loss							(5,767,070)	(5,767,070)
Balance at January 31, 2010	22,500	$225,000	$(134,533)	17,156, 077	$17,156	$3,636,969	$(2,286,669)	$1,457,923

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
 Unaudited Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended January 31, 2010	For the period from April 9, 2009 (Inception) through January 31, 2010

Cash flows from operating activities:
Net loss	$(5,767,070)	$(2,286,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on acquisition, net of cash acquired	-	(10,284,842)
Discount on note payable	-	(215,000)
Impairment on equipment held for sale	2,060,000	2,060,000
Stock compensation expense	2,250,521	2,250,521
Loss on derivative liability	471,174	4,700,906
Depreciation and amortization	146,750	401,000
Discount on preferred stock	(36,494)	(207,521)
Other	71,640	95,434
Changes in operating assets and liabilities:
Prepaid expenses	20,864	(35,917)
Related party accounts receivable	(43,417)	(43,417)
Licensing agreement	-	(1,500,000)
Capitalized issuance expense	42,083	(15,584)
Accounts payable and accrued expenses	376,100	790,457
Related party accounts payable	410,541	624,626
Deferred liability	-	1,500,000
Income taxes payable	-	1,792,934
Net cash provided by (used in) operating activities	2,692	(373,072)

Cash flows from investing activities:
Cash paid for acquisition of Liquafaction	-	(62,015)
Net cash used in investing activities	-	(62,015)

Cash flows from financing activities:
Sale of Series A convertible preferred stock	-	225,000
Cash from note payable	-	215,000
Net cash provided by financing activities	-	440,000

Net decrease in cash and cash equivalents	2,692	4,913
Cash and cash equivalents, beginning of year	2,221	-
Cash and cash equivalents, end of year	$4,913	$4,913

Supplemental disclosures:
Cash paid during the period for interest	$18,811	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
January 31, 2010

Notes to the Consolidated Financial Statements

(Unaudited)

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

On December 31, 2009, the Company formed a wholly owned subsidiary, Evolution Development LLC, which will hold intellectual property and manage the Company's research and development efforts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended October 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 20, 2010.

The consolidated financial statements include the accounts of the Company at January 31, 2010 and October 31, 2009 (where applicable). All inter-company balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35 “Property, Plant and Equipment – Subsequent Measurement”, the Company reviews the carrying value of its long-lived assets , which includes property, plant and equipment and licenses annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company determined that there was a $2,060,000 impairment on equipment held for sale as of January 31, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815-10, “Derivative and Hedging – and Related Disclosures”, ASC 815-10 as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At January 31, 2010, the Company had not entered into any transactions which were considered hedges under ASC 815-10.  In conjunction with the issuance of Series A convertible preferred stock, the Company has accounted for the embedded derivative liability in accordance with ASC 815-15, “Derivatives & Hedging – Embedded Derivatives” and performs a mark to market analysis at the end of each reporting period.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepayments and other current assets, accounts payable and accrued expenses, accrued interest taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at January 31, 2010.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

Revenue recognition

The Company follows the guidance of ASC 605-10, “Revenue Recognition” to recognize revenue related to its operations. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured and inventory held for sale is sold.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260-10, “Earnings per Share”, Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period to reflect the potential dilution that could occur. There were 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock and 1,000,000 warrants outstanding as of January 31, 2010, which were excluded from the calculation because their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending October 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:
1.           A subsidiary or group of assets that is a business or nonprofit activity
2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:
1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $2,286,669 at January 31, 2010, with a net loss of $5,767,070 with no revenues since inception.

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

NOTE 4 – ACQUISITIONS

On July 14, 2009, Evolution entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company acquired all of the issued and outstanding common stock of Liquafaction Corporation (“Liquafaction”) and fifty-three percent of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) (the shares of Liquafaction and Liqua LLC are referred to collectively as the “Equity”). The purchase price of the Equity is as follows: (i) $35,000 upon the execution of this Agreement, to be paid from a prior deposit, (ii) a total of $30,000 due in equal weekly payments for eight weeks from the date hereof and (iii) $150,000 upon the earlier of the completion of the Moses Lakes project funding or 120 days from the date of the Agreement. Additionally, the Shareholder received a (i) warrant to purchase 1,150,000 shares of Buyer’s common stock at an exercise price of $7.00 per share and (ii) the right to receive additional warrants to purchase up to an additional 400,000 shares at an exercise price of $7.00 per share based on various performance objectives contained in the Agreement (collectively, the “Warrants”). The fair value of the warrants was $3,258,409 at acquisition, and $3,403,273 as of October 30, 2009. The changes in fair market value are included in the Consolidated Statement of Operations loss on derivatives totaling $4,151,660 as of October 31, 2009.  No additional warrant valuation was needed or performed at January 31, 2010, as the warrants were cancelled on October 30, 2009.

Liqua LLC is a subsidiary of Liquafaction, however it has no operations, no assets or liabilities, and therefore the Company has not shown any related noncontrolling interest on the balance sheet or statement of operations. Any future operations will be reported accordingly.

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

The objective of this project was to convert a former idled corn ethanol facility into a pilot-scale biorefinery that produces ethanol and associated co-products from wheat straw in order to test biomass pretreatment and enzymatic hydrolysis technology on a relatively small scale prior to final engineering and construction of a larger 3 million gallon/year cellulosic production facility at the same location. The planned facility was to utilize the area’s abundant wheat straw for conversion into high value co-products: ethanol, single cell protein, lignin, and syrup.

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

Evolution Resources purchase price totaled $3,473,363 for the Liquafaction acquisition.  The excess of the fair value of the assets acquired and liabilities assumed over the purchase price was allocated to negative goodwill. In accordance with In accordance with ASC 805-30-50-1 f.2 and ASC 805-30-25-4,, “Intangibles, Goodwill and Other”, the negative goodwill was recorded as an extraordinary gain on acquisition, resulting from the bargain purchase of the Liquafaction net assets.

The Company engaged a third party appraisal firm, The Mentor Group, (“Mentor”) to perform a valuation of the assets of Liquafaction.  The new third party appraisal was then used to determine the current fair market value of the assets which included the discounted value on the plant equipment and the fair market value of the inventory available for sale at January 31, 2010.

NOTE 5 – LICENSING AGREEMENT

Licensing Agreement

On April 27, 2009, the Company entered into a licensing agreement with Bio-Process Innovation, Inc. (“BPI”) to license its patented and proprietary processes and associated yeast(s). The Company then amended this agreement on November 18, 2009, effective October 31, 2009.

The Company was granted the exclusive and non-transferable rights to the use of BPI technologies associated with the production of ethanol and co-products from cellulosic biomass materials within the United States for an exclusivity fee of $1,500,000 paid in installments of no less than $5,000 per month, with the total amount being paid in full in no more than 36 months from the date of the agreement.  Exclusive rights to BPI technologies may be maintained by the Company for an annual maintenance fee of $150,000 paid to BPI beginning 36 months from the date of the agreement.

In conjunction with the amended agreement dated November 18, 2009, the Company and BPI entered into a convertible note as of the date of the agreement for the total amount of $1,500,000 bearing interest of 8% per annum.  As the monthly payments or other payments are made, the note amount shall be reduced dollar for dollar.  The note shall be convertible into common shares of Evolution common stock at the election of the licensee such that any remaining balance owed as of month thirty, may be converted into the shares at the market price that may be liquidated over the succeeding 6 months in equal proportional amounts each month.

In December 2009, the Company and BPI terminated the licensing agreement and subsequent convertible note as the Company moved away from using wheat straw biomass for the cellulosic ethanol project to a wood biomass, therefore rendering the licensing agreement no longer appropriate.

 NOTE 6 – NOTES PAYABLE

In connection with the acquisition of Liquafaction on July 14, 2009, the Company assumed certain secured notes payable held by Liquafaction related to the financing of the facilities.  The following table outlines the notes payable at January 31, 2010.

Note Holder	Date of Issuance	Maturity Date	Interest Rate	Issue Amount
NWNRG/ADAB (1)	4/27/2007	1/31/2010	9.25%	$360,000
Shawn Bunce (2)	5/29/2007	1/31/2010	12.00	358,000
Bruce Blackwell (3)	8/1/2008	1/31/2010	12.00	220,000
Harborview Master Fund LP	7/31/2009	11/30/2009	18.00	215,000
Bruce Blackwell (4)	5/1/2007	1/31/2010	12.00	200,000
Marguerite Heiser (5)	11/26/2007	10/31/2010	9.25	11,000
Pat Brannen (6)	2/15/2008	8/9/2008	9.50	10,000
				$1,374,000
Accrued Interest				$317,648

Note (1): Secured by boiler and 2 centrifuges
Note (2): Secured by elevator property
Note (3): Secured by main ethanol plant equipment
Note (4): Secured by evaporator
Note (5):
Marguerite Heiser entered into 3 separate promissory notes with Liquafaction; $39,600, $30,000 and $4,650.  The note for $39,600 was secured by equipment and was due on August 9, 2008.  When the principal balance and interest due was not paid as per the initial agreement, Marguerite Heiser enforced the security agreement and the equipment was sold to reduce her total notes payable balance.  A verbal agreement with Marguerite Heiser was entered into for $11,000 and is included in the notes payable balance at January, 31, 2010.

Note (6): Secured by Freightliner trailer

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at January 31 2010.

On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at January 31, 2010.

The Company is in default on the total notes payable principal and interest amounts totaling $1,691,648 at January 31, 2010. The Company begins accruing penalties on the unpaid portions of the notes payable after January 31, 2010 at 18% per annum.  The total accrued interest due and payable related to the notes payable was $317,648 at January 31, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company entered into a consulting agreement on January 6, 2010 with Byrne & Company Limited to provide consulting services related to project feasibility studies, business plan development, site selection evaluation, site development, financial modeling, project analysis and additional strategic analysis.  In conjunction with this agreement, Thomas Byrne will hold the
office of Vice President of Project Development.   Byrne & Company will receive as compensation, $25,000 per month for services performed.  This agreement supersedes the original agreement with Byrne & Company signed on May 14, 2009.

The Company entered into a consulting agreement on January 6, 2010 with Business Resource and Technology International, Inc. (“BRTI”) to provide consulting services in relation to biomass to fuel matters on a strategic, technical and economic nature.  In exchange for consulting services, BRTI will receive $3,500 per month.

The Company entered into a consulting agreement on December 29, 2009 with Dr. Richard Phillips to provide consulting services in relation to biomass to fuel matters on a strategic, technical and economic nature.  In exchange for consulting services, Dr. Phillips will each receive $3,500 per month.  This agreement supersedes the original agreement with Dr. Phillips dated March 11, 2009.  Mr. Phillips will also become president of the Company's wholly owned subsidiary, Evolution Development, LLC, which holds intellectual property and manage the Company's research and development efforts.

The Company entered into a consulting agreement on December 29, 2009 with Dr. Hasan Jameel to provide consulting services in relation to biomass to fuel matters on a strategic, technical and economic nature.  In exchange for consulting services, Dr. Jameel will each receive $3,500 per month.

The Company entered into a formal engagement on December 22, 2009 with the law firm of Wilson Sonsini Goodrich & Rosati to provide legal advice on governmental and non-governmental relations matters, along with corporate formation and other forms of strategic financing.  An initial retainer of $10,000 was required upon signing of the engagement letter and would be drawn down upon as expenses were incurred.

The Company entered into a Testing Services Agreement with North Carolina State University on December 9, 2009 to conduct fermentation testing and lignin filtration studies.  The testing process will be conducted over a one year period beginning December 2009 and continue through November 2010.  The cost for this testing process will be approximately $150,000.

The Company has entered into a consulting agreement on February 28, 2009 with Chrysalis Energy Partners, LLC, (“Chrysalis”) to provide professional services through February 28, 2010. The Company is to pay $10,000 per month for these services. At February 28, 2010, the Company and Chrysalis have continued the prior agreement on a month to month basis.

The Company assumed the main ethanol plant lease which Liquafaction had entered into in September 2006.  The original lease terms ran from June 1, 2006 to and including May, 31, 2009.  The initial lease called for monthly rent of $5,000 for the first twelve months, escalating to $10,000 per month thereafter.  At the acquisition date, Liquafaction was behind on its monthly plant rent payments. The Company entered into a new lease agreement for the ethanol plant which at the time included the late rental payments of $170,000 from the initial lease and continuing monthly rental payments of $10,000 per month.  The Company is currently in default on these monthly leases.

The Company entered into an agreement to join the “North Carolina State University Wood to Ethanol Research Consortium” (“WERC”) in order to have access to WERC’s body of research surrounding new developments in ethanol production.  The Company paid $50,000 for membership in the WERC beginning June 1, 2009 through June 1, 2011.  The prepaid balance of this membership was $33,333 at January 31, 2010.

The Company retained the service of Gordon, Arata, McCollam, Duplantis & Eagan, LLP to provide outside legal services.  The Company paid a $20,000 retainer in advance and has been charged $18,614 through January 31, 2010, leaving a prepaid balance of $1,386.

The Company rents warehouse space in Medera, CA from Olberti, LLC (“Olberti”) for $4,500 per month, which originated in December 2007 in conjunction with the Liquafaction acquisition to store a large burner/economizer that is needed for the operation of the ethanol plant in Moses Lake, WA.  The Company has no formal written lease agreement with Olberti.  As of January 31, 2010, the company owed $73,500 in rent to Olberti.

The Company leases a warehouse and water well/rights in Moses Lake, WA at the Liquafaction facility to store inventory held for sale and draw water for use in the plant.  The lease for the warehouse and water well/rights is $4,200 and $3,000 per month respectively.  The lease originated in May 2007.  The Company is in default on these leases.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

October 30, 2009, effective November 12, 2009, Evolution Resources, Inc. (“Evolution”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Harborview Master Fund, L.P. (“Harborview”) pursuant to which Evolution sold, and Harborview purchased, 75,000 shares of Evolution’s common stock, par value $.001 (the “Shares”). In consideration of the Shares, Harborview agreed to the following: (i) to amend the conversion price of the Series A Convertible Preferred Stock issued by Evolution to a $4.00 per share fixed conversion price and (ii) to amend the exercise price of the Warrant to Purchase Shares of Common Stock issued to Harborview on July 31, 2009 (the “Original Warrant”) to a $7.00 per share exercise price subject to adjustment except that in certain circumstances the conversion price may not be reduced below $4.00 per share (collectively, the “Amendments”). The fair value of the warrants was $2,020,572 as of January 31, 2010. The changes in fair market value of the warrants of $361,588 are included in the Consolidated Statement of Operations loss on derivatives totaling $471,174 as of January 31, 2010.

On October 30, 2009, the Company entered to an agreement with the Seller of Liquafaction to cancel the outstanding 1,150,000 warrants in exchange for 500,000 shares of the Company’s common stock.  On November 25, 2009, the Company determined that the seller of Liquafaction was in breach of his purchase agreement with the Company.  As a result, the company did not issue the 500,000 shares of common stock to the seller until the seller remedies the breach of the agreement.

On November 12, 2009, a majority shareholder and officer of the Company issued 3,775,000 shares of his personal common stock to various stakeholders, employees, and directors of the Company for services performed.  No additional shares of the Company’s common stock were issued therefore the number of shares issued and outstanding was not impacted by this transaction.  This transaction resulted in total compensation expense of 10,268,000, which will be amortized over the restricted period and the amortized expense of $2,250,521 is presented on the Consolidated Statement of Operations at January 31, 2010.

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
The Series A Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be equal to the liquidation value of $100 divided by the lesser of (i) $1.00, as adjusted or (ii) 70% of the average  (a) if the common stock of the Company is then listed or quoted on a trading market, the daily volume weighted average price of the common stock for such date, for the five trading day period preceding the conversion date; (b) if the common stock of the Company is not listed or quoted on a trading market but are then reported in the “Pink Sheets”, the most recent bid price per share, for the five trading day period preceding the conversion date; or (c) in all other cases, the fair market value of a share of common stock as determined by an independent valuation expert.

The Company followed the accounting treatment in ASC 825-10, “Financial Instruments”,” ASC 815-10, “Derivative and Hedging – and Related Disclosures”, and ASC 815-40, “Derivatives and Hedging – Contracts in Entities Own Equity”.

The Company recognized a derivative liability upon the issuance of $225,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to $0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock.  At January 31, 2010, the fair value of the Series A Preferred Stock derivative liability was $2,806,931. The change in the fair value of the warrants for the period ending January 31, 2010, is $73,092 and is included in the Consolidated Statement of Operations loss on derivatives totaling $471,174.

NOTE 9 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through April 20, 2010, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

The Company entered into an operating agreement with Evolution Fuels Plazas, LLC and Legends Travel Centers, LLC.  Evolution Fuels Plazas and Legends Travel Centers were formed on October 21, 2009 with the purpose to own and operate retail fueling stations and convenience stores, along with retail truck stop fueling stations and convenience stores.  The Company will maintain a 19.90% minority interest in the operations of both Evolution Fuels Plazas and Legends Travel Centers, and Evolution Fuels, Inc. will hold the majority interest of 80.10%.  Evolution Resources, Inc. is a guarantor on all of the leases pursuant to the operating agreement with Evolution Fuels Plazas, LLC.

On February 3, 2010, in conjunction with the operating agreements noted above, Evolution Fuels Plazas, LLC entered into three retail fuel station leases, two leases were for retail fueling stations and convenience stores in Topeka, Kansas and one unmanned fueling station in Manhattan, Kansas.  Also on February 3, 2010, Legends Travel Centers, LLC entered into a retail truck stop fueling station, convenience store and restaurant in Mountainburg, Arkansas.   Evolution Resources, Inc., its Chief Executive Officer, Dennis McLaughlin and its Principal Accounting Officer, Christopher Chambers are named as guarantors on the operating agreement with Evolution Fuels Plazas, LLC.

The Company entered into a consulting agreement with the Turnaround Management Company (“TTMC”) on February 3, 2010.  The agreement was to provide consulting services to the Moses Lake, Washington site to determine the requirements to complete the design and start up and make operational an ethanol plant. The Company estimates the cost of these services to be approximately $30,000 for the entire project.   TTMC has not begun its analysis in conjunction with the agreement at January 31, 2010.

On March 1, 2010, in conjunction with the operating agreement noted above, Evolution Fuels Plazas, LLC entered into one lease for retail fueling station and convenience store in Dallas, Texas.  The station will be located in the heart of the Dallas metropolis, immediately adjacent to the upscale Park Cities neighborhood, and will serve as the first "marquee" location for the Company's planned rollout of its branded stations. Evolution Fuels plans to uniquely image the station and offer specialty foods, beverages and other products in order to help create a recognizable brand as it rolls out additional stations.  Evolution Resources, Inc., its Chief Executive Officer, Dennis McLaughlin and its Principal Accounting Officer, Christopher Chambers are named as guarantors on the operating agreements with Evolution Fuels Plazas, LLC.

On April 7, 2010, Evolution Resources received written default notices from two notes payable holders, Bruce Blackwell and Shaun Bunce, in relation to outstanding notes payable related to the Liquafaction acquisition.  The total amount of the notes payable covered under the written default notices were $778,000.  The Company is in default on the remaining notes payable related to the Liquafaction acquisition, however has not received written notice from the remaining note holders.

On April 8, 2010, Evolution Fuels Plazas, LLC received written default and termination notices for all properties leased from J&J Developments, Inc. (“J&J”). J&J is the lessor of the retail fuel stations and convenience stores, for which Evolution Resources, Inc., its Chief Executive Officer, Dennis McLaughlin and its Principal Accounting Officer, Christopher Chambers are named as guarantors on the operating agreements with Evolution Fuels Plazas, LLC.  Evolution Fuels Plazas and J&J are currently in dispute in relation to several items in the respective leases, and no resolution has been made. Evolution Fuels Plazas hopes to amicably resolve these outstanding issues in a timely manner.

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

On October 30, 2009, the Company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recorded an accounting entry to increase APIC by $1,403,273 in conjunction with the cancellation of the stock warrants and the issuance of 500,000 common shares at market value.  No additional warrant valuation was needed or performed at January 31, 2010, as the warrants were cancelled on October 30, 2009.

Liquafaction, both individually and through Liqua Ethanol, LLC of which Liquafaction owns 53%, owns an idle corn ethanol facility located in Moses Lake, Washington. The Company intended to convert the facility into a large demonstration/small commercial-scale bio-refinery that produces ethanol and associated co-products from wheat straw.

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

On November 15, 2009 the Company entered into an operating agreement with Evolution Fuels Plazas, LLC and Legends Travel Centers, LLC.  Evolution Fuels Plazas and Legends Travel Centers were formed on October 21, 2009 with the purpose to own and operate retail fueling stations and convenience stores, along with retail truck stop fueling stations and convenience stores.  The Company will maintain a 19.90% minority interest in the operations of both Evolution Fuels Plazas and Legends Travel Centers, and Evolution Fuels, Inc. will hold the majority interest of 80.10%.  Evolution Resources, Inc. is a guarantor on all of the leases pursuant to the operating agreement with Evolution Fuels Plazas, LLC.

On November 25, 2009, the Company determined that the seller of Liquafaction was in breach of his purchase agreement with the Company.  As a result, the company did not issue the 500,000 shares of common stock to the seller until the seller remedies the breach of the agreement.

Projects

The proposed projects include the following:

•
Development of a 4 million gallon per year (mmgy) cellulosic ethanol production facility located in an area with a large availability of straw biomass. The project is attractive as the initial cellulosic facility due to the fact that the site for the proposed facility has existing ethanol components and equipment, initial design work for the project has already been completed, and certain permits for ethanol production already exist at the facility. These elements, combined with the goal of engineering and constructing a relatively small commercial scale production facility, provide the potential to complete the project and bring it online in as little as relatively quickly.

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

Financial Summary for the period from November 1, 2009 to January 31, 2010

Revenue: From November 1, 2009 through January 31, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expense: From November 1, 2009 through January 31, 2010, we incurred $3,188,018 in operating expenses which consisted of compensation expense related to restricted stock issuances of $2,250,521, professional and management fees of $516,024, depreciation and amortization of $146,750 and general and administrative expenses of $274,723.

Other Income and Expenses:   From November 1, 2009 through January 31, 2010, we recognized a loss on write down of inventory held for sale of $2,060,000, $471,174 related to a loss on derivative liabilities and changes in market values during the period and recognized $47,878 in interest expense for the period ended January 31, 2010.

Liquidity and Capital Resources

As of January 31, 2010, we had $4,913 cash on hand. We are in the very early stages of development.  We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities to implement our business and growth plan and to meet our liquidity needs going forward.  However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital that become available to the Company, further capital needs will be needed and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

During the three month period ended January 31, 2010, we have incurred an operating loss net of tax of $5,767,070.  This operating loss was primarily the result of a charge of $2,250,521 to compensation expense for restricted stock awards and loss on write down of inventory held for sale of $2,060,000.  At January 31, 2010 we had negative capital (current assets less current liabilities) of $4,083,610.

During the three month period ended January 31, 2010, our net cash provided in operating activities was $2,692.

Net Cash from Continuing Operations - Investing Activities

For the three month period ended January 31, 2010, net cash from investing activities was $0.

Net Cash from Continuing Operations – Financing Activity

For the three month period ended January 31, 2010, net cash from financing activities was $0.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  The Company determined that there was a $2,060,000 impairment on equipment held for sale as of January 31, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis.

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

Results of Operations

Revenue

For the three month period ended January 31, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expenses

For the three month period ended January 31, 2010, we incurred $3,188,018 in operating expenses which consisted of compensation expense related to restricted stock issuances of $2,250,521, professional and management fees of $516,024, depreciation and amortization of $146,750 and general and administrative expenses of $274,723.

Legal and Accounting Expense

For the three month period ended January 31 2010, we incurred $45,614 in legal and accounting expense.  $11,114 was related to various normal course of business operations legal fees and $34,500 in accounting fees related to various reviews and filings with the Securities and Exchange Commission.

Research and Development Expense

For the three month period ended January 31, 2010, we have had no research and development expense.

Interest Expense

For the three month period ended January 31, 2010, we incurred $35,146 of interest expense related to interest bearing notes payable acquired in the Liquafaction acquisition.

ITEM 3.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2009 Annual Report on Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2009 Annual Report on Form 10-K dated as of, and filed with the SEC on, November 27, 2009, and our amended Annual Report on Form 10-K/A dated as of, and filed with the SEC on April 20, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2010.  As noted in our amended Annual Report on Form 10-K/A dated as of, and filed with the SEC on April 20, 2010, we are in the process of enhancing our disclosure controls and procedures.

Due to the limited resources of the company in its initial development stage, we have limitations surrounding staffing resources to ensure transactions are adequately captured and tracked along with the proper supervision of the accounting department. We have begun to formulate additional controls and policies relating to internal control over financial reporting and disclosures, including preparation of accounting policies and procedures manual, containing among other things, detailed , expanded closing checklists, to guide our accounting personnel in addressing significant accounting  issues in compliance with U.S. GAAP and SEC requirements.  We have also replaced key accounting positions with more trained and experienced personnel to oversee the accounting group, along with hiring of additional staff to ensure capture and tracking of financial information is more accurate.  We continue to strive to improve our disclosure controls and procedures and continue to evaluate their effectiveness.

(b)       Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended January 31, 2010 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various suits and claims that have arisen in the ordinary course of business.   We do not believe that the disposition of any of these items will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.
For additional information on legal proceedings, see “Note 7. Commitments and Contingencies” in “Item 1. Financial Statements” above.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in our 2009 Annual Report on Form 10-K dated as of, and filed with the SEC on, November 27, 2009, and our amended Annual Report on Form 10-K/A dated as of, and filed with the SEC on April 20, 2010.

For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and/or Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

During the three month period ended January 31, 2010, the Company consummated the following transactions. The compensation expense associated with these restricted stock awards was amortized over the one year restricted stock period, and the appropriate expense charged to earnings in the three month period ended January 31, 2010.
11/12/2009	Issued 75,000 common shares valued at $2.62 per share in payment for services and fees to employees, directors and other third parties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 31, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at January 31 2010.

On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on the December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at January 31, 2010.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

31.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2010	EVOLUTION RESOURCES, INC. (Registrant)

	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)