Form 10-Q
period 2010-04-30
EVOLUTION RESOURCES, INC.
filed 2010-06-21
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: April 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,156,077 shares of Common Stock, as of June 21, 2010.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 30, 2010 (Unaudited) and October 31, 2009	1

	Consolidated Statements of Operations For the Three and Six Months Ended April 30, 2010, for the Period from April 9, 2009 (Inception) through April 30, 2009, and for the Period from April 9, 2009 (Inception) through April 30, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Period from April 9, 2009 (inception) through April 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows For the Six Months Ended January 31, 2010, and for the Period from April 9, 2009 (Inception) through April 30, 2009, and for the Period from April 9, 2009 (Inception) through April 30, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.
EVOLUTION RESOURCES, INC.
(A Development Stage Company)
 Consolidated Balance Sheets

	April 30, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$603	$2,221
Prepaid expenses	28,334	56,781
Other receivables	73,706	-
Capitalized issuance expense	6,835	57,667
Total current assets	109,478	116,669

Property and equipment, net of accumulated depreciation	10,352,970	10,538,970
Equipment, net held for sale	3,090,000	5,150,000
License agreement	-	1,500,000
Total assets	$13,552,448	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,406,844	$865,067
Related party payables	16,546	214,085
Accrued interest payable	317,648	282,502
Common stock in dispute (500,000 shares held by Company)	2,000,000	-
Notes payable, net of discount	1,429,030	1,320,250
Current portion of deferred liability	-	60,000
Total current liabilities	5,170, 068	2,741,904

Deferred liability, net of current portion	-	1,440,000
Derivative liability	4,273,153	4,392,823
Deferred income tax liability	1,792,934	1,792,934
Total liabilities	11,236,155	10,367,661

Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 authorized, 22,500 shares designated as Series A Convertible preferred stock; 22,500 shares issued and outstanding	150,563	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 18,156,077 and 17,581,077 issued and outstanding at April 30, 2010 and October 31, 2009, respectively	18,156	17,581
Additional paid-in capital	7,023,327	3,386,023
Earnings (deficit) accumulated during the development stage	(4,875,753	3,480,401
Total stockholders’ equity	2,316,293	6,937,978
Total liabilities and stockholders’ equity	$13,552,448	$17,305,639

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	For the period from April 9, 2009 (Inception) April 30, 2009	For the period from April 9, 2009 (Inception) April 30, 2010
Revenue:	$-	$-	$-	$-

Operating expenses:
Professional fees	128,123	508,359	-	856,901
Compensation expense	2,531,836	4,782,356	-	4,782,357
Management services	125,000	250,000	-	340,987
Depreciation and amortization	99,250	246,000	-	500,250
General and administration	195,803	484,439	-	681,154
Total operating expenses	3,080,012	6,271,154	-	7,161,649

Loss from operations	(3,080,012)	(6,271,154)	-	(7,161,649)

Other expense (income):
Interest expense	2,926	48,080	-	95,826
Loss/(gain) on derivative liability	(493,854)	(23,080)	-	4,128,980
Other income	-	-	-	(16,779)
Impairment on equipment held for sale	-	2,060,000	-	2,060,000
Total other expense (income)	(490,928)	2,085,000	-	6,268,027
			-
Loss before income taxes and extraordinary gain	(2,589,084)	(8,356,154)	-	(13,429,676)
			-
Income tax provision	-	-	-	(1,792,934)
Loss before extraordinary gain	-	-	-	(15,222,610)
			-
Extraordinary gain on acquisition			-	10,346,857
Net loss	$(2,589,084)	$(8,356,154)	$-	$(4,875,753)

Net loss per common share – basic and diluted	$(0.14)	$(0.48)	$(0.00)	$(0.89)
Net income per common share from extraordinary gain on acquisition – basic & diluted	0.00	0.00	0.00	0.60

Net loss per common share	$(0.14)	$(0.48)	$(0.00)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	17,948,212	17,541,022	17,201,433	17,081,077

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 9, 2009 (Inception) through January 31, 2010
(Unaudited)

	Preferred Stock (Shares)	Preferred Stock ($)	Discount on Preferred Stock ($)	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital ($)	(Deficit) Income Accumulated During the Development Stage ($)	Total Stockholders’ Equity ($)
Balance at April 9, 2009 (Inception)	-	$-	$-	9,760,000	$9,760	$49,995	$(83,218)	$(23,463)
Reverse Acquisition				7,321,077	7,321	(66,745)	83,218	23,794
Sale of 12,000 preferred shares	12,000	120,000	(120,000)					-
Sale of 5,000 preferred shares	5,000	50,000	(50,000)					-
Sale of 5,500 preferred shares	5,500	55,000	(55,000)					-
Shares issued for cancelled warrants				500,000	500	3,402,773		3,403,273
Amortization of discount on preferred shares			53,973					53,973
Net income							3,480,401	3,480,401
Balance at October 31, 2009	22,500	225,000	(171,027)	17,581,077	17,581	3,386,023	3,480,401	6,937,978
Shares in dispute, held by Company,				(500,000)	(500)	(1,999,500)		(2,000,000)
Stockholder Shares issued for services						4,782,281		4,782,281
Issuance of shares to Harborview				75,000	75			75
Shares issued for debt on March 3, 2010				1,000,000	1,000	854,523		855,523
Amortization of discount on preferred shares			96,590					96,590
Net loss							(8,356,154)	(8,356,154)
Balance at April 30, 2010	22,500	$225,000	$(74,437)	18,156, 077	$18,156	$7,023,327	$(4,875,753)	$2,316,293

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
 Unaudited Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Month Period ended April 30, 2010	For the period from April 9, 2009 (Inception) April 30, 2009	For the period from April 9, 2009 (Inception) April 30, 2010
Cash flows from operating activities:
Net loss	$(8,356,154)	-	$(4,875,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on acquisition, net of cash paid	-	-	(10,284,842)
Impairment on equipment held for sale	2,060,000	-	2,060,000
Discount on note payable	-	-	(215,000
Stock compensation expense	4,782,356	-	4,782,356
Loss/(gain) on derivative liability	(23,080)	-	4,206,652
Depreciation and amortization	246,000	-	500,250
Amortization of discount on preferred stock	96,590	-	74,437
Other	(102,840)	-	(284,588)
Changes in operating assets and liabilities:
Prepaid expenses	28,447	-	28,334
Related party accounts receivable	(73,706)	-	(73,706)
Licensing agreement			(1,500,000)
Capitalized issuance expense	50,832	-	(6,835)
Accounts payable and accrued expenses	576,923	1,450	991,280
Related party accounts payable	657,984	-	872,069
Deferred liability	-	-	1,500,000
Income taxes payable	-	-	1,792,934
Net cash provided by (used in) operating activities	(56,648)	1,450	(432,412)

Cash flows from investing activities:
Cash paid for Liquafaction acquisition	-	-	(62,015)
Net cash used in investing activities	-	-	(62,015)

Cash flows from financing activities:
Sale of Series A convertible preferred stock	-	-	225,000
Cash from notes payable	55,030	-	270,030
Net cash provided by financing activities	55,030	-	495,030

Net change in cash	(1,618)	1,450	603
Cash, beginning of period	2,221	-	-
Cash, end of period	$603	1,450	$603

Supplemental disclosures:
Cash paid during the period for interest	$-	-	$-
Cash paid during the period for income taxes	$-	-	$-

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
April 30, 2010

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

As a result of the ownership interests of the former shareholders of Evolution, for financial statement reporting purposes, the merger between BBN and Evolution has been treated as a reverse acquisition with Evolution deemed the accounting acquirer and BBN deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting  Standards Codification.   The reverse merger is deemed a capital transaction and the net assets of Evolution (the accounting acquirer) are carried forward to BBN (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of BBN and the assets and liabilities of Evolution which are recorded at historical cost. The equity of BBN is the historical equity of Evolution retroactively restated to reflect the number of shares issued by BBN in the transaction.

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

On December 31, 2009, the Company formed a wholly owned subsidiary, Evolution Development LLC,(“LLC”) which will hold intellectual property and manage the Company's research and development efforts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended October 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-KA filed with the SEC on April 20, 2010.

The consolidated financial statements include the accounts of the Company at April 30, 2010 and October 31, 2009 (where applicable) and for the interim period ended April 30, 2010 and for the period from April 9, 2010 (inception) through April 30, 2009.  LLC is included as of April 30, 2010 and December 31, 2009 (inception) and for the period from December 31, 2009 (inception) through April 30, 2010. All inter-company balances and transactions have been eliminated.

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

Fiscal year end

The Company elected October 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is computed by the straight line method (after taking into account their respective estimated residual values) over the assets estimated useful lives from five (5) to twenty (20) years.   The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35 “Property, Plant and Equipment – Subsequent Measurement”, the Company reviews the carrying value of its long-lived assets , which includes property, plant and equipment and licenses annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company determined that there was a $2,060,000 impairment on equipment held for sale as of January 31, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis, no additional impairment was deemed necessary at April 30, 2010.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815-10, “Derivative and Hedging – and Related Disclosures”, ASC 815-10 as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At April 30, 2010, the Company had not entered into any transactions which were considered hedges under ASC 815-10.  In conjunction with the issuance of Series A convertible preferred stock, the Company has accounted for the embedded derivative liability in accordance with ASC 815-15, “Derivatives & Hedging – Embedded Derivatives” and performs a mark to market analysis at the end of each reporting period.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepayments and other current assets, accounts payable and accrued expenses, accrued interest taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at April 30, 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260-10, “Earnings per Share”, Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period to reflect the potential dilution that could occur. There were 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock and 1,000,000 warrants outstanding as of April 30, 2010, which were excluded from the calculation because their effect would be anti-dilutive.  There were no potentially dilutive shares outstanding as of April 30, 2010.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending October 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

●	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●
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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.           A subsidiary or group of assets that is a business or nonprofit activity
2.           A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.           An exchange of a group of assets that constitutes a business or nonprofit activity for a non controlling interest in an entity (including an equity method investee or joint venture).

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

 NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $4,875,753 at April 30, 2010, with a net loss of $8,356,154 and net cash used in operations of $56,648 for the interim period ended April 30, 2010, respectively with no revenues since inception.

The Company had negative net working capital of $5,060,590 at April 30, 2010.  The Company has defaulted on notes payable with principal and interest totaling $1,691,648 at January 31, 2010 related to the Liquafaction acquisition.  This defaulted balance with penalties is now $1,743,308 at April 30, 2010.  The Company also has not been able to pay monthly lease expenses associated with the Moses Lake facility in Washington which approximate $21,700 per month, these monthly payments have continued to accrue since the acquisition date.

The Company is currently attempting to sell the excess equipment at the Moses Lake, WA facility and plans to use the proceeds to pay down the outstanding principle and interest on the notes payable balances along with the current and past due lease expenses associated with the facility in Moses Lake, Washington.  The Company is also in the process of attempting to re-negotiate the existing notes payable which are in default with the note holders.  The Company does not know if its attempts to re-negotiate with the existing note holders will be successful.  Under the existing notes payable agreements, the note holders may choose to exercise their rights under their respective security agreements to satisfy their outstanding balances with the Company.

If the effort to sell excess equipment and re-negotiate with existing note holders is unsuccessful, the Company will have to examine other alternatives to satisfy its existing current obligations, but has no other plan at this time.

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

NOTE 4 – ACQUISITIONS

On July 14, 2009, Evolution entered into a Stock Purchase Agreement (the “Agreement”) whereby the Company acquired all of the issued and outstanding common stock of Liquafaction Corporation (“Liquafaction”) and fifty-three percent of the membership interests of Liqua Ethanol, LLC (“Liqua LLC”) (the shares of Liquafaction and Liqua LLC are referred to collectively as the “Equity”). The purchase price of the Equity is as follows: (i) $35,000 upon the execution of this Agreement, to be paid from a prior deposit, (ii) a total of $30,000 due in equal weekly payments for eight weeks from the date hereof and (iii) $150,000 upon the earlier of the completion of the Moses Lakes project funding or 120 days from the date of the Agreement. Additionally, the Shareholder received a (i) warrant to purchase 1,150,000 shares of Buyer’s common stock at an exercise price of $7.00 per share and (ii) the right to receive additional warrants to purchase up to an additional 400,000 shares at an exercise price of $7.00 per share based on various performance objectives contained in the Agreement (collectively, the “Warrants”). The fair value of the warrants was $3,258,409 at acquisition, and $3,403,273 as of October 30, 2009. The changes in fair market value are included in the Consolidated Statement of Operations loss on derivatives totaling $4,151,660 as of October 31, 2009.  No additional warrant valuation was needed or performed after October 30, 2009, as the warrants were cancelled on October 30, 2009.

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

The Company engaged a third party appraisal firm, The Mentor Group, (“Mentor”) to perform a valuation of the assets of Liquafaction.  The new third party appraisal was then used to determine the current fair market value of the assets which included the discounted value on the plant equipment and the fair market value of the inventory available for sale at April 30, 2010.

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

NOTE 6 – NOTES PAYABLE

In connection with the acquisition of Liquafaction on July 14, 2009, the Company assumed certain secured notes payable held by Liquafaction related to the financing of the facilities.  The following table outlines the notes payable at April 30, 2010.

Note Holder	Date of Issuance	Maturity Date	Interest Rate	Issue Amount
NWNRG/ADAB (1)	4/27/2007	1/31/2010	9.25%	$360,000
Shawn Bunce (2)	5/29/2007	1/31/2010	12.00	358,000
Bruce Blackwell (3)	8/1/2008	1/31/2010	12.00	220,000
Harborview Master Fund LP	7/31/2009	11/30/2009	18.00	215,000
Bruce Blackwell (4)	5/1/2007	1/31/2010	12.00	200,000
Marguerite Heiser (5)	11/26/2007	10/31/2010	9.25	11,000
Pat Brannen (6)	2/15/2008	8/9/2008	9.50	10,000
				$1,374,000
Accrued Interest				317,648
Penalties				51,660
Total Principal, Interest & Penalties				$1,743,308

Note (1): Secured by boiler and 2 centrifuges
Note (2): Secured by elevator property
Note (3): Secured by main ethanol plant equipment
Note (4): Secured by evaporator
Note (5):
Marguerite Heiser entered into 3 separate promissory notes with Liquafaction; $39,600, $30,000 and $4,650.  The note for $39,600 was secured by equipment and was due on August 9, 2008.  When the principal balance and interest due was not paid as per the initial agreement, Marguerite Heiser enforced the security agreement and the equipment was sold to reduce her total notes payable balance.  A verbal agreement with Marguerite Heiser was entered into for $11,000 and is included in the notes payable balance at April, 30, 2010.

Note (6): Secured by Freightliner trailer

On July 31, 2009, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at April 30, 2010.

On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at April 30, 2010.

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

The Company is in default on the total notes payable principal, interest and penalties totaling $1,743,308 at April 30, 2010. The Company began accruing penalties on the unpaid portions of the notes payable after January 31, 2010 at 18% per annum.

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

The Company entered into an agreement to join the “North Carolina State University Wood to Ethanol Research Consortium” (“WERC”) in order to have access to WERC’s body of research surrounding new developments in ethanol production.  The Company paid $50,000 for membership in the WERC beginning June 1, 2009 through June 1, 2011.  The prepaid balance of this membership was $27,083 at April 30, 2010.

The Company rents warehouse space in Medera, CA from Olberti, LLC (“Olberti”) for $4,500 per month, which originated in December 2007 in conjunction with the Liquafaction acquisition to store a large burner/economizer that is needed for the operation of the ethanol plant in Moses Lake, WA.  The Company has no formal written lease agreement with Olberti.  As of April 30, 2010, the company owed $87,000 in rent to Olberti.

The Company leases a warehouse and water well/rights in Moses Lake, WA at the Liquafaction facility to store inventory held for sale and draw water for use in the plant.  The lease for the warehouse and water well/rights is $4,200 and $3,000 per month respectively.  The lease originated in May 2007.  The Company is in default on these leases.

The Company entered into a consulting agreement with the Turnaround Management Company (“TTMC”) on February 3, 2010.  The agreement was to provide consulting services to the Moses Lake, Washington site to determine the requirements to complete the design and start up and make operational an ethanol plant. The Company estimates the cost of these services to be approximately $30,000 for the entire project.   TTMC has not begun its analysis in conjunction with the agreement at April 30, 2010.

On April 8, 2010, Evolution Fuels Plazas, LLC received written default and termination notices for all properties leased from J&J Developments, Inc. (“J&J”). J&J is the lessor of the retail fuel stations and convenience stores, for which Evolution Resources, Inc., its Chief Executive Officer, Dennis McLaughlin and its Principal Accounting Officer, Christopher Chambers are named as guarantors on the operating agreements with Evolution Fuels Plazas, LLC.  Evolution Fuels Plazas and J&J are currently in dispute in relation to several items in the respective leases, and no resolution has been made. Evolution Fuels Plazas hopes to resolve these outstanding issues in a timely manner.  No resolution to the above stated lease termination has been resolved at April 30, 2010.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

October 30, 2009, effective November 12, 2009, Evolution Resources, Inc. (“Evolution”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Harborview Master Fund, L.P. (“Harborview”) pursuant to which Evolution sold, and Harborview purchased, 75,000 shares of Evolution’s common stock, par value $.001 (the “Shares”). In consideration of the Shares, Harborview agreed to the following: (i) to amend the conversion price of the Series A Convertible Preferred Stock issued by Evolution to a $4.00 per share fixed conversion price and (ii) to amend the exercise price of the Warrant to Purchase Shares of Common Stock issued to Harborview on July 31, 2009 (the “Original Warrant”) to a $7.00 per share exercise price subject to adjustment except that in certain circumstances the conversion price may not be reduced below $4.00 per share (collectively, the “Amendments”). The fair value of the warrants was $1,631,620 as of April 30, 2010. The changes in fair market value of the warrants of $389,252 are included in the Consolidated Statement of Operations gain on derivatives totaling $493,854 as of April 30, 2010.

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

On November 12, 2009, a majority shareholder and officer of the Company issued 3,775,000 shares of his personal common stock to various stakeholders, employees, and directors of the Company for services performed.  No additional shares of the Company’s common stock were issued therefore the number of shares issued and outstanding was not impacted by this transaction.  This transaction resulted in total compensation expense of 10,268,000, which will be amortized over the restricted period and the amortized expense of $4,782,356 is presented on the Consolidated Statement of Operations for the six month period ended April 30, 2010.

On March 3, 2010, the Company issued 1,000,000 shares of common stock to Evolution Fuels, Inc., which is a related party to Evolution Resources, Inc.  The Company issued these shares in exchange for forgiveness of $855,523 of accounts payable which was owed to Evolution Fuels, Inc.

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

The Company recognized a derivative liability upon the issuance of $225,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to $0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock.  At April 30, 2010, the fair value of the Series A Preferred Stock derivative liability was $2,641,833. The change in the fair value of the warrants for the period ending April 30, 2010, is $165,098 and is included in the Consolidated Statement of Operations gain on derivatives totaling $493,854.

NOTE 9 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through June 21, 2010, the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were no material reportable subsequent events to be disclosed.

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

On October 30, 2009, the Company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share value as of October 30, 2009. The 1,150,000 warrants have a derivative liability of $3,403,273 as of October 30, 2009.  Therefore the Company recorded an accounting entry to increase APIC by $1,403,273 in conjunction with the cancellation of the stock warrants and the issuance of 500,000 common shares at market value.  No additional warrant valuation was needed or performed at April 30, 2010, as the warrants were cancelled on October 30, 2009.

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

On November 25, 2009, the Company determined that the seller of Liquafaction was in breach of his purchase agreement with the Company.  As a result, the company did not issue the 500,000 shares of common stock to the seller until the seller remedies the breach of the agreement.  There has been no resolution to this matter at April 30, 2010.

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

Projects

The proposed projects include the following:

●
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

●
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

Financial Summary for the six month period ended April 30, 2010

Revenue: For the six month period ended April 30, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expense: For the six month period April 30, 2010, we incurred $6,271,154 in operating expenses which consisted of compensation expense related to restricted stock issuances of $4,782,356, professional and management fees of $758,359, depreciation and amortization of $246,000 and general and administrative expenses of $484,439.

Other Income and Expenses:   For the six month period ended April 30, 2010, we recognized a loss on write down of inventory held for sale of $2,060,000, recognized a $23,080 gain on changes in market values of derivative liabilities during the period and recognized $40,080 in interest expense for the period ended April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2010, we had $603 cash on hand. We are in the very early stages of development.  We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities to implement our business and growth plan and to meet our liquidity needs going forward.  However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital that become available to the Company, further capital needs will be needed and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

During the six month period ended April 30, 2010, we have incurred an operating loss net of tax of $8,356,154.  This operating loss was primarily the result of a charge of $4,782,356 to compensation expense for restricted stock awards and loss on write down of inventory held for sale of $2,060,000.  At April 30, 2010 we had negative capital (current assets less current liabilities) of $5,060,590

During the six month period ended April 30, 2010, our net cash used in operating activities was $56,648

Net Cash from Continuing Operations - Investing Activities

For the six month period ended April 30, 2010, net cash from investing activities was $0.

Net Cash from Continuing Operations – Financing Activity

For the six month period ended April 30, 2010, net cash from financing activities was $55,030.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  The Company determined that there was a $2,060,000 impairment on equipment held for sale as of April 30, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis.

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

Results of Operations

Revenue

For the three and six month period ended April 30, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expenses

For the three and six month period ended April 30, 2010, we incurred $3,080,012 and $6,271,154, respectively in operating expenses which consisted of compensation expense related to restricted stock issuances of $2,531,836 and $4,782,356, respectively, professional and management fees of $253,123 and $758,359, respectively, depreciation and amortization of $99,250 and $246,000, respectively and general and administrative expenses of $195,803 and $484,439, respectively.

Legal and Accounting Expense

For the three and six month period ended April 30, 2010, we incurred $1,333 and $46,957, respectively in legal and accounting expense.  $1,333 and $132,447, respectively was related to various normal course of business operations legal fees and $34,500 in accounting fees related to various reviews and filings with the Securities and Exchange Commission for the six month period ended April 30, 2010.

Research and Development Expense

For the three and six month period ended April 30, 2010, we have had no research and development expense.

Interest Expense

For the three and six month period ended April 30, 2010, we incurred $2,926 and $40,080, respectively of interest expense related to interest bearing notes payable acquired in the Liquafaction acquisition, along with interest expense associated with preferred stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2010.  As noted in our amended Annual Report on Form 10-K/A dated as of, and filed with the SEC on April 20, 2010, we are in the process of enhancing our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended April 30, 2010 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various suits and claims that have arisen in the ordinary course of business.   We do not believe that the disposition of any of these items will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 7,  Commitments and Contingencies” in “Item 1. Financial Statements” above.

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

For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and/or Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On July 31, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at April 30, 2010.

On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on the December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at April 30, 2010.

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

Date: June 21, 2010	EVOLUTION RESOURCES, INC. (Registrant)
	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)