Form 10-K/A
period 2009-10-31
EVOLUTION RESOURCES, INC.
filed 2010-07-07
CIK 1387620

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

During the period from our inception to October 31, 2009, we have incurred an operating loss net of tax of $6,866,456.  This operating loss was offset by the extraordinary gain of $10,346,857 on the acquisition of Liquafaction which resulted in net income of $3,480,401. At October 31, 2009 we had negative working capital (current assets less current liabilities) of $2,682,902 .

During the period ended October 31, 2009, our net cash used in operating activities was $375,764.

Net Cash from Continuing Operations - Investing Activities

For the year ended October 31, 2009 net cash used in investing activities was $62,015, which was the result of cash paid in conjunction with the Liquafaction acquisition.

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

ITEM 8. FINANCIAL STATEMENTS

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements are set forth beginning on page F-2 of this Form 10-K and are incorporated herein.

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

EVALUATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Evolution Resources, Inc.

July 6, 2010	By:	/s/ Dennis G. McLaughlin
Name: Dennis G. McLaughlin
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

Signature		Date

/s/ Dennis G. McLaughlin	Chairman and Chief Executive Officer	July 6, 2010
Dennis G. McLaughlin

/s/ Christopher P. Chambers	Executive Vice President, Principal Accounting Officer and Director	July 6, 2010
Christopher P. Chambers

/s/ Hank Cohen	Director	July 6, 2010
Hank Cohen

/s/ Herbert E. Myer	Director	July 6, 2010
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
The Company’s balance sheet at October 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for the period from April 9, 2009 (inception) through October 31, 2009 have been restated.  The restatements of the financial statements are described in Note 3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and the results of its operations and its cash flows for the period from April 9, 2009 (inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America, except as to the restatement discussed in Note 3 to the consolidated financial statements, which is as of April 20, 2010, which expressed an unqualified opinion on those financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has no revenues. Net income for the period was $5,341,286 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
November 27, 2009,
except as to Note 3 which is as of July 6, 2010.

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheet

October 31, 2009 (Restated)

ASSETS
Current assets:
Cash	$2,221
Prepaid expenses	56,781
Total current assets	59,002

Property and equipment, net of accumulated depreciation of $93,000	10,538,970
Equipment, net held for sale	5,150,000
License agreement	1,500,000
Capitalized issuance expense	57,667
Total assets	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,079,152
Notes payable, net of discount	1,320,250
Accrued interest payable	282,502
Current portion of deferred liability	60,000
Total current liabilities	2,741,904

Deferred liability, net of current portion	1,440,000
Derivative liability	4,392,823
Deferred income tax liability	1,792,934
Total liabilities	9,047,411

Stockholders’ equity:
Convertible preferred stock, Series A, at $0.001 par value; 1,000,000 authorized, liquidation preference of $100 per share; 22,500 shares authorized; 22,500 shares issued and outstanding	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,581,077 shares issued and outstanding	17,581
Additional paid-in capital	3,386,023
Income accumulated during the development stage	3,480,401
Total stockholders’ equity	6,937,978
Total liabilities and stockholders’ equity	$17,305,639

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

EVOLUTION RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 9, 2009 (Inception) through October 31, 2009
	Preferred Stock (Shares) (Restated)	Preferred Stock ($) (Restated)	Discount on Preferred Stock ($) (Restated)	Common Stock (Shares) (Restated)	Common Stock ($) (Restated)	Additional Paid-in Capital (Restated)	Income Accumulated During the Development Stage (Restated)	Total Stockholders’ Equity (Restated)
Balance at April 9, 2009 (Inception)	—	$—		9,760,000	$9,760	$49,995	$(83,218)	$(23,463)
Reverse acquisition				7,321,077	7,321	(66,745)	83,218	23,794
May 28, 2009 - sale of 12,000 shares of Series A Convertible Preferred Stock for $120,000 with discount of $120,000	12,000	120,000	(120,000)					—
June 16, 2009 - sale of 5,000 shares of Series A Convertible Preferred Stock for $50,000 with discount of $50,000	5,000	50,000	(50,000)					—
June 26, 2009 - sale of 5,500 Shares of Series A Convertible Preferred Stock for $55,000 with discount of $55,000	5,500	55,000	(55,000)					—
Issuance of shares for cancellation of acquisition warrants				500,000	500	3.402,773	—	3.403,273
Amortization of discount onpreferred shares			53,973				—	53,973
Net income							3,480,401	3,480,401
Balance at October 31, 2009	22,500	$225,000	$(171,027)	17,581,077	$17,581	$1,982,750	$3,480,401	$6,937,978

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

NOTE 4 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an operating loss net of tax of $6,866,456 at October 31, 2009, with no revenues since inception.  Net income for the period was $3,480,401 which was the result of an extraordinary gain of $10,346,857 in conjunction with the acquisition of Liquafaction on July 14, 2009.

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

Evolution Resources purchase price totaled $3,473,363 for the Liquafaction acquisition.  The excess of the fair value of the assets acquired and liabilities assumed over the purchase price was allocated to negative goodwill. In accordance with ASC 805-30-50-1 f.2 and ASC 805-30-25-4, “Intangibles, Goodwill and Other”, the negative goodwill was recorded as an extraordinary gain on acquisition resulting from the bargain purchase of the Liquafaction netassets.

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

NOTE 13 – INCOME TAXES

In conjunction with the acquisition of Liquafaction on July 14, 2009 and respective gain of $10,346,857 at October 31, 2009, the Company recorded an income tax provision of $1,792.934 for the period ended October 31, 2009.

The Company will continue to investigate various ways to reduce future tax liabilities.

NOTE 14 – SUBSEQUENT EVENTS

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