Form 10-Q/A
period 2010-01-31
EVOLUTION RESOURCES, INC.
filed 2010-07-21
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q /A
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

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of January 31, 2010 (Unaudited) and October 31, 2009	1

	Consolidated Statements of Operations For the Three Months Ended January 31, 2010 and For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2010 and For the Period from April 9, 2009 (Inception) through January 31, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
 Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$4,913	$2,221
Prepaid expenses	35,917	56,781
Other receivables	43,417	-
Capitalized issuance expense	15,584	57,667
Total current assets	99,831	116,669

Property and equipment, net of accumulated depreciation	10,445,970	10,538,970
Equipment, net held for sale	3,090,000	5,150,000
License agreement	-	1,500,000
Total assets	$13,635,801	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,241,167	$865,067
Related party payables	624,626	214,085
Notes payable, net of discount	1,374,000	1,320,250
Accrued interest payable	317,648	282,502
Common stock in dispute (500,000 shares held by Company)	2,000,000	-
Current portion of deferred liability	-	60,000
Total current liabilities	5,557,441	2,741,904

Deferred liability, net of current portion	-	1,440,000
Derivative liability	4,827,503	4,392,823
Deferred income tax liability	1,792,934	1,792,934
Total liabilities	12,177,878	10,367,661

Stockholders’ equity:
Convertible preferred stock, Series A, at $0.001 par value; 1,000,000 authorized, liquidation preference of $100 per share; 22,500 shares authorized; 22,500 shares issued and outstanding	90,467	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,581,077 shares issued and 17,156,077 and 17,581,077 outstanding at January 31, 2010 and October 31, 2009, respectively	17,156	17,581
Additional paid-in capital	3,636,969	3,386,023
Earnings (deficit) accumulated during the development stage	(2,286,669)	3,480,401
Total stockholders’ equity	1,457,923	6,937,978
Total liabilities and stockholders’ equity	$13,635,801	$17,305,639

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

The Company had negative net working capital of $5,457,610 at January 31, 2010.  The Company has defaulted on notes payable principal and interest totaling $1,691,648 at January 31, 2010 related to the Liquafaction acquisition.  The Company also has not been able to pay monthly lease expenses associated with the Moses Lake facility in Washington which approximate $21,700 per month, these monthly payments have continued to accrue since the acquisition date.

The Company is currently attempting to sell the excess equipment at the Moses Lake, WA facility and plans to use the proceeds to pay down the outstanding principle and interest on the notes payable balances along with the current and past due lease expenses associated with the facility in Moses Lake, WA.  The Company is also in the process of attempting to re-negotiate the existing notes payable which are in default with the note holders.  The Company does not know if its attempts to re-negotiate with the existing note holders will be successful.  Under the existing notes payable agreements, the note holders may choose to exercise their rights under their respective security agreements to satisfy their outstanding balances with the Company.

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

The Company retained the service of Gordon, Arata, McCollam, Duplantis & Eagan, LLP to provide outside legal services.  The Company paid a $20,000 retainer in advance and has been charged $18,614 through January 31, 2010, leaving a prepaid balance of $1,386

The Company rents warehouse space in Medera, CA from Olberti, LLC (“Olberti”) for $4,500 per month, which originated in December 2007 in conjunction with the Liquafaction acquisition to store a large burner/economizer that is needed for the operation of the ethanol plant in Moses Lake, WA.  The Company has no formal written lease agreement with Olberti.  As of January 31, 2010, the company owed $73,500 in rent to Olberti.

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

On October 30, 2009, the Company entered into an agreement with the seller of Liquafaction to cancel the initial consideration of 1,150,000 warrants to purchase the Buyer’s shares of common stock at $7.00 per share in exchange for the issuance of 500,000 shares of the Buyer’s common stock.  The Seller’s basis in the Company’s stock was determined to be market of $4.00 per share or $2 million as of October 30, 2009.

On November 25, 2009, the Company determined that the seller of Liquafaction was in breach of his purchase agreement with the Company due to non compliance with the initial purchase agreement.  As a result, the Company did not issue the 500,000 shares of common stock to the seller until the seller remedies the breach of the agreement.

The Company’s position regarding the accounting treatment surrounding this breach was to fully disclose the potential liability of $2 million, or 500,000 shares of common stock based on the initial valuation at October 31, 2009.  The Company reduced APIC by $1,999,500, common stock (par) by $500 and reflected the potential liability of $2 million in the current liabilities section of the Company’s balance sheet.

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

The Company recognized a derivative liability upon the issuance of $225,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to $0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock.  At January 31, 2010, the fair value of the Series A Preferred Stock derivative liability was $2,806,931. The change in the fair value of the warrants for the period ending January 31, 2010, is $73,092 and is included in the Consolidated Statement of Operations loss on derivatives totaling $471,174

NOTE 9 – SUBSEQUENT EVENTS

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

11/12/2009	Issued 75,00 common shares valued at $2.62 per share in payment
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

EVOLUTION RESOURCES, INC. (Registrant)

Date: July 21, 2010	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)