Form 10-Q
period 2010-07-31
EVOLUTION RESOURCES, INC.
filed 2010-10-19
CIK 1387620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010
Or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,156,077 shares of Common Stock, as of October 18, 2010

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 31, 2010 (Unaudited) and October 31, 2009	1
	Consolidated Statements of Operations For the Three and Nine Months Ended July 31, 2010, for the Period from April 9, 2009 (Inception) through July 31, 2009, and for the Period from April 9, 2009 (Inception) through July 31, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from April 9, 2009 (inception) through July 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows For the Nine Months Ended July 31, 2010, for the Period from April 9, 2009 (Inception) through July 31, 2009, and for the Period from April 9, 2009 (Inception) through July 31, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures
		24
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION
EVOLUTION RESOURCES, INC.

(A Development Stage Company)
 Consolidated Balance Sheets

ITEM 1 - FINANCIAL STATEMENTS

	July 31, 2010	October 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$2,221
Prepaid expenses	25,209	56,781
Total current assets	25,209	116,669

Property, plant and equipment, net of accumulated depreciation	4,943,985	10,538,970
Equipment, net held for sale	1,545,000	5,150,000
License agreement	-	1,500,000
Capitalized issuance expense	-	57,667
Total assets	$6,514,194	$17,305,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,523,209	$865,067
Related party payables	58,591	214,085
Accrued interest payable	317,648	282,502
Common stock in dispute (500,000 shares held by Company)	2,000,000	-
Notes payable, net of discount	1,513,180	1,320,250
Current portion of deferred liability	-	60,000
Total current liabilities	5,412,628	2,741,904

Deferred liability, net of current portion	-	1,440,000
Derivative liability	3,959,093	4,392,823
Deferred income tax liability	1,792,934	1,792,934
Total liabilities	11,164,655	10,367,661

Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 authorized, 22,500 shares designated as Series A Convertible preferred stock; 22,500 shares issued and outstanding	224,600	53,973
Common stock, $0.001 par value, 74,000,000 shares authorized, 18,156,077 and 17,581,077 issued and outstanding at July 31, 2010 and October 31, 2009, respectively	18,156	17,581
Additional paid-in capital	9,611,501	3,386,023
Earnings (deficit) accumulated during the development stage	(14,504,718)	3,480,401
Total stockholders’ equity (deficit)	(4,650,461)	6,937,978
Total liabilities and stockholders’ equity (deficit)	$6,514,194	$17,305,639

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31, 2010	Nine months ended July 31, 2010	For the period from April 9, 2009 (Inception) July 31, 2009	For the period from April 9, 2009 (Inception) July 31, 2010

Revenue:	$-	$-	$-	$-

Operating expenses:
Professional fees	14,200	522,559	137,972	871,101
Compensation expense	2,588,099	7,370,455	-	7,370,456
Management services	125,000	375,000	-	465,987
Depreciation and amortization	93,000	339,000	-	593,250
General and administration	136,043	620,483	256,635	817,197
Total operating expenses	2,956,342	9,227,497	394,607	10,117,991

Loss from operations	(2,956,342)	(9,227,497)	(394,607)	(10,117,991)

Other expense (income):
Interest expense	51,660	99,740	-	147,486
Loss/(gain) on derivative liability	(240,023)	(263,103)	8,113,268	3,888,957
Other income	-	-	-	(16,779)
Impairment on assets & equipment held for sale	6,860,985	8,920,985	-	8,920,985
Total other expense (income)	6,672,622	8,757622	8,113,268	12,940,649
			-
Loss before income taxes and extraordinary gain	(9,628,964)	(17,985,119)	(8,507,875)	(23,058,640)
			-
Income tax provision	-	-	-	(1,792,934)
Loss before extraordinary gain	(9,628,964)	(17,985,119)	(8,507,875)	(24,851,574)
			-
Extraordinary gain on acquisition	-	-	-	10,346,857
Net loss	$(9,628,964)	$(17,985,119)	$(8,507,875)	$(14,504,717)

Net loss per common share – basic and diluted	$(0.53)	$(0.63)	$(0.49)	$(1.44)
Net income per common share from extraordinary gain on acquisition – basic & diluted	0.00	0.00	0.00	0.60

Net loss per common share	$(0.53)	$(1.01)	$(0.49)	$(0.84)

Weighted average number of common shares outstanding - basic and diluted	18,156,077	17,748,293	17,201,433	17,254,592

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 9, 2009 (Inception) through July 31, 2010
(Unaudited)

	Preferred Stock (Shares)	Preferred Stock ($)	Discount on Preferred Stock ($)	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital ($)	(Deficit) Earnings Accumulated During the Development Stage ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at April 9, 2009 (Inception)	-	$-	$-	9,760,000	$9,760	$49,995	$(83,218)	$(23,463)
Reverse Acquisition				7,321,077	7,321	(66,745)	83,218	23,794
Sale of 12,000 preferred shares	12,000	120,000	(120,000)					-
Sale of 5,000 preferred shares	5,000	50,000	(50,000)					-
Sale of 5,500 preferred shares	5,500	55,000	(55,000)					-
Shares issued for cancellation of warrants				500,000	500	3,402,773		3,403,273
Amortization of discount on preferred shares			53,973					53,973
Net income							3,480,401	3,480,401
Balance at October 31, 2009	22,500	225,000	(171,027)	17,581,077	17,581	3,386,023	3,480,401	6,937,978
Shares in dispute, held by Company,				(500,000)	(500)	(1,999,500)		(2,000,000)
Shares issued for services						7,370,455		7,370,455
Issuance of shares to Harborview				75,000	75			75
Shares issued for debt on March 3, 2010				1,000,000	1,000	854,523		855,523
Amortization of discount on preferred shares			170,627					170,627
Net loss							(17,985,119)	(17,985,119)
Balance at July 31, 2010	22,500	$225,000	$(400)	18,156,077	$18,156	$9,611,501	$(14,504,718)	$4,650,461

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
 Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Month Period ended July 31, 2010	For the period from April 9, 2009 (Inception) July 31, 2009	For the period from April 9, 2009 (Inception) July 31, 2010

Cash flows from operating activities:
Net loss	$(17,985,119)	(8,507,875)	$(14,504,718)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on acquisition, net of cash paid	-	-	(10,284,842)
Impairment on assets & equipment held for sale	8,920,985	-	8,920,985
Discount on note payable	-	-	(215,000)
Discount on preferred stock	-	-	(171,027)
Stock compensation expense	7,370,455	-	7,370,455
Loss/(gain) on derivative liability	(263,103)	7,999,888	3,966,629
Depreciation and amortization	387,780	-	642,030
Capitalized issuance expense	57,667	-	-
Other	-	37,760	23,794
Changes in operating assets and liabilities:
Prepaid expenses	31,572	(50,000)	(25,209)
Accounts payable and accrued expenses	1,548,811	487,748	2,177,253
Related party payables	(155,494)	-	(155,494)
Income taxes payable	-	-	1,792,934
Net cash provided by (used in) operating activities	(86,446)	(32,479)	(462,210)

Cash flows from investing activities:
Cash paid for Liquafaction acquisition	-	-	(62,015)
Net cash used in investing activities	-	-	(62,015)

Cash flows from financing activities:
Sale of Series A convertible preferred stock	-	32,479	225,000
Sale of common stock	75	-	75
Cash from notes payable	84,150	-	299,150
Net cash provided by financing activities	84,225	32,479	524,225

Net change in cash	(2,221)	-	-
Cash, beginning of period	2,221	-	-
Cash, end of period	$-	-	$-

Supplemental disclosures:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Noncash investing and financing:
Common stock issued for debt	$855,523	$-	$855,523

See accompanying notes to the consolidated financial statements.

EVOLUTION RESOURCES, INC.

(A Development Stage Company)
July 31, 2010 and 2009

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

On December 31, 2009, the Company formed a wholly owned subsidiary, Evolution Development LLC, (“LLC”) which will hold intellectual property and manage the Company's research and development efforts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended October 31, 2009 and notes thereto contained in the Company’s Amended Annual Report on Form 10-KA filed with the SEC on April 20, 2010.

The consolidated financial statements include the accounts of the Company at July 31, 2010 and October 31, 2009 (where applicable) and for the interim period ended July 31, 2010 and for the period from April 9, 2009 (inception) through July 31, 2009.  Liqua LLC is included as of July 31, 2010 and December 31, 2009 (inception) and for the period from December 31, 2009 (inception) through July 31, 2010. All inter-company balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35 “Property, Plant and Equipment – Subsequent Measurement”, the Company reviews the carrying value of its long-lived assets , which includes property, plant and equipment and licenses annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. The Company determined that there was a $8,920,985 impairment on property and equipment and equipment held for sale as of July 31, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815-10, “Derivative and Hedging – and Related Disclosures”, ASC 815-10 as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation. At July 31, 2010, the Company had not entered into any transactions that were considered hedges under ASC 815-10.  In conjunction with the issuance of Series A convertible preferred stock, the Company has accounted for the embedded derivative liability in accordance with ASC 815-15, “Derivatives & Hedging – Embedded Derivatives” and performs a mark to market analysis at the end of each reporting period.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, accrued interest payable, common stock in dispute, deferred liability and deferred income tax liability, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at July 31, 2010 and October 31, 2009.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC 260-10, “Earnings per Share”, Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss0 per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period to reflect the potential dilution that could occur. There were 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock and 1,000,000 warrants outstanding and 2,857,143 shares of common stock issuable under the conversion feature of the Series A convertible preferred stock as of July 31, 2010 and 2009, respectively, which were excluded from the calculation because their effect would be anti-dilutive.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated during the development stage of $14,504,718 at July 31, 2010, with a net loss of $17,985,119 and net cash used in operating activities of $86,446 for the interim period ended July 31, 2010, respectively with no revenues earned since inception.

The Company had negative net working capital of $5,387,419 at July 31 2010.  The Company has defaulted on notes payable with principal and interest totaling $1,691,648 at January 31, 2010 related to the Liquafaction acquisition.  This defaulted balance with penalties is now $1,794,768 at July 31, 2010.  The Company also has not been able to pay monthly lease expenses associated with the Moses Lake facility in the State of Washington, which approximate $21,700 per month; these monthly payments have continued to accrue since the acquisition date.

The Company is currently attempting to sell the excess equipment at the Moses Lake, WA facility and plans to use the proceeds to pay down the outstanding principal and interest on the notes payable balances along with the current and past due lease expenses associated with the facility in Moses Lake, Washington.  The Company is attempting to re-negotiate the existing notes payable which are in default with the note holders.  The Company does not know if its attempts to re-negotiate with the existing note holders will be successful.  Under the existing notes payable agreements, the note holders may choose to exercise their rights under their respective security agreements to satisfy their outstanding balances with the Company.

If the effort to sell excess equipment and re-negotiate with existing note holders is unsuccessful, the Company will have to examine other alternatives to satisfy its existing current obligations, but has no other plan at this time.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position is not sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations, generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evolution Resources purchase price totaled $3,473,363 for the Liquafaction acquisition.  The excess of the fair value of the assets acquired and liabilities assumed over the purchase price was allocated to negative goodwill. In accordance with In accordance with ASC 805-30-50-1 f.2 and ASC 805-30-25-4,“Intangibles, Goodwill and Other”, the negative goodwill was recorded as an extraordinary gain on acquisition, resulting from the bargain purchase of the Liquafaction net assets.

The Company engaged a third party appraisal firm, The Mentor Group, (“Mentor”) to perform a valuation of the assets of Liquafaction.  The new third party appraisal was then used to determine the current fair market value of the assets that included the discounted value on the plant equipment and the fair market value of the inventory available for sale at July 31, 2010.

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

Note (1):	Secured by boiler and 2 centrifuges
Note (2):	Secured by elevator property
Note (3):	Secured by main ethanol plant equipment
Note (4):	Secured by evaporator
Note(5):	Marguerite Heiser entered into 3 separate promissory notes with Liquafaction; $39,600, $30,000 and $4,650. The note for $39,600 was secured by equipment and was due on August 9, 2008. When the principal balance and interest due was not paid as per the initial agreement, Marguerite Heiser enforced the security agreement and the equipment was sold to reduce her total notes payable balance. A verbal agreement with Marguerite Heiser was entered into for $11,000 and is included in the notes payable balance at July 31, 2010.
Note (6):	Secured by Freightliner trailer

On July 31, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold  $215,000 principal amount in aggregate of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at July 31, 2010.

On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at July 31, 2010.

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

The Company is in default on the total notes payable principal, interest and penalties totaling $1,794,768 at July 31, 2010. The Company began accruing penalties on the unpaid portions of the notes payable after January 31, 2010 at 18% per annum.

NOTE 7 – COMMITMENTS AND CONTINGENCIES
Due to the Company’s current financial situation, it is not making regular or timely payments to its vendors and external consultants.

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

The Company rents warehouse space in Medera, CA from Olberti, LLC (“Olberti”) for $4,500 per month, which originated in December 2007 in conjunction with the Liquafaction acquisition to store a large burner/economizer that is needed for the operation of the ethanol plant in Moses Lake, WA.  The Company has no formal written lease agreement with Olberti.  As of July 31, 2010, the company owed $100,500 in rent to Olberti.

The Company leases a warehouse and water well/rights in Moses Lake, WA at the Liquafaction facility to store inventory held for sale and draw water for use in the plant.  The lease for the warehouse and water well/rights is $4,200 and $3,000 per month respectively.  The lease originated in May 2007.  The Company is in default on these leases.

The Company entered into a consulting agreement with the Turnaround Management Company (“TTMC”) on February 3, 2010.  The agreement was to provide consulting services to the Moses Lake, Washington site to determine the requirements to complete the design and start up and make operational an ethanol plant. The Company estimates the cost of these services to be approximately $30,000 for the entire project.   TTMC has not begun its analysis in conjunction with the agreement at July 31, 2010. The Company cancelled the consulting agreement with BRTI shortly after executing the agreement.

On April 8, 2010, Evolution Fuels Plazas, LLC received written default and termination notices for all properties leased from J&J Developments, Inc. (“J&J”). J&J is the lessor of the retail fuel stations and convenience stores, for which Evolution Resources, Inc., its Chief Executive Officer, Dennis McLaughlin and its Principal Accounting Officer, Christopher Chambers are named as guarantors on the operating agreements with Evolution Fuels Plazas, LLC.  Evolution Fuels Plazas and J&J are currently in dispute in relation to several items in the respective leases, and no resolution has been made. Evolution Fuels Plazas hopes to resolve these outstanding issues in a timely manner.  No resolution to the above stated lease termination has been resolved at July 31, 2010.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

October 30, 2009, effective November 12, 2009, Evolution Resources, Inc. (“Evolution”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Harborview Master Fund, L.P. (“Harborview”) pursuant to which Evolution sold, and Harborview purchased, 75,000 shares of Evolution’s common stock, par value $.001 (the “Shares”). In consideration of the Shares, Harborview agreed to the following: (i) to amend the conversion price of the Series A Convertible Preferred Stock issued by Evolution to a $4.00 per share fixed conversion price and (ii) to amend the exercise price of the Warrant to Purchase Shares of Common Stock issued to Harborview on July 31, 2009 (the “Original Warrant”) to a $7.00 per share exercise price subject to adjustment except that in certain circumstances the conversion price may not be reduced below $4.00 per share (collectively, the “Amendments”). The fair value of the warrants was $1,365,088 as of July 31, 2010. The changes in fair market value of the warrants of $266,312 are included in the Consolidated Statement of Operations gain on derivatives totaling $240,023 as of July 31, 2010.

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

On November 12, 2009, a majority shareholder and officer of the Company issued 3,775,000 shares of his personal common stock to various stakeholders, employees, and directors of the Company for services performed.  No additional shares of the Company’s common stock were issued therefore the number of shares issued and outstanding was not impacted by this transaction.  This transaction resulted in total compensation expense of $10,268,000, which will be amortized over the restricted period and the amortized expense of $7,370,455 is presented on the Consolidated Statement of Operations for the nine month period ended July 31, 2010.

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

The Company recognized a derivative liability upon the issuance of $225,000 of the Series A Preferred Stock that values the compound derivatives based on a probability weighted discounted cash flow model. The significant assumptions used for the valuation model were: the underlying stock price was used as the fair value of the common stock even though it is thinly traded, projected volatility of 215%, based on the average of 7 comparable alternative energy companies, the Company would complete its registration requirements by October 31, 2009, the holder would automatically convert at a stock price of $1.50 if the Company was not in default, the holder would convert on a quarterly basis in amounts not to exceed 25% of the average trading volume, the average trading volume would increase at 5% per quarter, and the holder would redeem if the stock price fell to $0.10 or lower. As the value of the derivative liability was greater than the face value of the Series A Preferred Stock, only the par value was prescribed to the Series A Preferred Stock.  At July 31, 2010, the fair value of the Series A Preferred Stock derivative liability was $2,594,085. The change in the fair value of the warrants for the period ending July 31, 2010, is $47,748 and is included in the Consolidated Statement of Operations gain on derivatives totaling $240,023, which includes the interest amortization expense of $74,037 related to the discount on the preferred stock.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The following were considered material by the company’s management:

On September 11, 2010, 1,000,000 shares of previously issued common stock of the Company were cancelled.  These 1,000,000 shares were originally issued in exchange for forgiveness of $855,523 of accounts payable to Evolution Fuels, Inc. (a related party).

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

On November 25, 2009, the Company determined that the seller of Liquafaction was in breach of his purchase agreement with the Company.  As a result, the company did not issue the 500,000 shares of common stock to the seller until the seller remedies the breach of the agreement.  There has been no resolution to this matter at July 31, 2010.

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

Financial Summary for the nine-month period ended July 31, 2010

Revenue:  For the nine month period ended July 31, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expense: For the nine month period July 31, 2010, we incurred $9,227,497 in operating expenses which consisted of compensation expense related to restricted stock issuances $7,370,455, professional and management fees of $897,559 depreciation and amortization of $339,000 and general and administrative expenses of $620,483.

Other Income and Expenses:  For the nine month period ended July 31, 2010, we recognized a loss on write down of inventory held for sale of $2,060,000, recognized a $263,103 gain on changes in market values of derivative liabilities during the period, recognized $99,740 in interest expense, and recognized $8,920,985 in impairment on assets and equipment held for sale for the period ended July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2010, we had $0 cash on hand. We are in the very early stages of development.  We expect to rely upon funds raised from private placements, as well as future equity and debt offerings, current and future grant opportunities to implement our business and growth plan and to meet our liquidity needs going forward.  However, we cannot assure you that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital that become available to the Company, further capital needs will be needed and if we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

Net Cash from Continuing Operations – Operating Activity

Our cash flow from operations has been negative since the inception of the company. We do not anticipate that we will have a positive cash flow from operations for the remainder of 2010. Whether we have positive cash flow in 2011 depends on whether we are able to continue to finance our current business plan and successfully complete our cellulosic ethanol facility. Failure to obtain such financing would have an adverse impact on financial position and results of operations and ability to continue as a going concern.

During the nine month period ended July 31, 2010, we have incurred an operating loss net of tax of $17,985,119.  This operating loss was primarily the result of a charge of $7,370,455 to compensation expense for restricted stock awards and loss on write down of inventory held for sale of $2,060,000, and impairment of plant assets of $6,860,985. At July 31, 2010 we had negative capital (current assets less current liabilities) of $5,387,419.

During the six month period ended July 31, 2010, our net cash used in operating activities was $86,446.

Net Cash from Continuing Operations - Investing Activities

For the nine-month period ended July 31, 2010, net cash from investing activities was $0.

Net Cash from Continuing Operations – Financing Activity

For the nine month period ended July 31, 2010, net cash from financing activities was $84,225.

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

Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  The Company determined that there was a $2,060,000 impairment on equipment held for sale and a $6,860,985 impairment on plant assets as of July 31, 2010, and continues to evaluate the remaining long-lived assets on an ongoing basis.

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

Results of Operations

Revenue

For the three and nine month period ended July 31, 2010, we had no operating revenues. We do not expect to earn significant revenues in the near future.

Operating Expenses

For the three and nine month period ended July 31, 2010, we incurred $2,956,342 and $9,227,497, respectively in operating expenses which consisted of compensation expense related to restricted stock issuances of $2,588,099 and $7,370,455 respectively, professional and management fees of $139,200 and $897,559 respectively, depreciation and amortization of $93,000 and $339,000 respectively and general and administrative expenses of $136,043 and $620,483 respectively.

Legal and Accounting Expense

For the three and nine month period ended July 31, 2010, we incurred $0 and $46,947, respectively in legal and accounting expense.

Research and Development Expense

For the three and nine month period ended July 31, 2010, we have had no research and development expense.

Interest Expense

For the three and nine month period ended July 31, 2010, we incurred $51,660 and $99,740, respectively of interest expense related to interest bearing notes payable acquired in the Liquafaction acquisition, along with interest expense associated with preferred stock.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended July 31, 2010 that have materially affected; or is reasonably likely to materially affect our internal control over financial reporting.

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

 For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and/or Form 10-K/A.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

On July 31, 2009, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we sold  $215,000 aggregate principal amount of senior secured notes bearing 18% interest per annum, due November 30, 2009, and five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.00 per share (the “Warrant”). The Notes are secured by (i) substantially all of the assets of Evolution and its subsidiaries and (ii) the pledge of Evolution of its entire equity interest in each of its subsidiaries. The Notes are guaranteed by each of Evolution’s subsidiaries. Evolution and each of its subsidiaries also entered into an account control agreement to secure the Notes. With appropriate notice, Evolution has the option to repay the Notes prior to the due date. At the date of original issuance, the Company recognized a discount on the note of $215,000 representing the fair value of the warrants at issuance.  The debt discount was fully amortized at July 31, 2010. On December 3, 2009, the Company entered into a forbearance agreement with Harborview Master Fund, LP due to a default under the securities purchase agreement where the Company had failed to pay the principal amount and interest due on November 30, 2009.  The lender has agreed to forebear exercising its rights and remedies in connection with the default provisions of the agreement.  In conjunction with the forbearance agreement, the Company made the required interest payments on the principal balance to the Harborview Master Fund of $12,561 on the December 3, 2009 and $6,250 on December 30, 2009 in to satisfy the forbearance agreement.  The principal balance remains outstanding at July 31, 2010.

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

EVOLUTION RESOURCES, INC. (Registrant)
Date: October 19, 2010	By:	/s/ Dennis G. McLaughlin
Dennis G. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)